Form 10-Q
period 2024-03-31
INTEST CORP
filed 2024-05-09
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on May 1, 2024:   12,489,642

inTEST CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,331	$45,260
Trade accounts receivable, net of allowance for credit losses of $426 and $474, respectively	22,859	18,175
Inventories	31,331	20,089
Prepaid expenses and other current assets	3,868	2,254
Total current assets	85,389	85,778
Property and equipment:
Machinery and equipment	8,639	7,118
Leasehold improvements	3,932	3,601
Gross property and equipment	12,571	10,719
Less: accumulated depreciation	(7,800)	(7,529)
Net property and equipment	4,771	3,190
Right-of-use assets, net	6,270	4,987
Goodwill	33,278	21,728
Intangible assets, net	28,819	16,596
Deferred tax assets	-	1,437
Restricted certificates of deposit	100	100
Other assets	900	1,013
Total assets	$159,527	$134,829

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of Term Note and other long-term debt	$9,629	$4,100
Current portion of operating lease liabilities	2,017	1,923
Accounts payable	11,395	5,521
Accrued wages and benefits	6,482	4,156
Accrued professional fees	883	1,228
Customer deposits and deferred revenue	5,596	3,797
Accrued sales commissions	1,116	1,055
Domestic and foreign income taxes payable	509	1,038
Other current liabilities	2,026	1,481
Total current liabilities	39,653	24,299
Operating lease liabilities, net of current portion	4,644	3,499
Term Note and other long-term debt, net of current portion	10,808	7,942
Contingent consideration	822	1,093
Deferred revenue, net of current portion	1,210	1,331
Deferred tax liabilities	1,126	-
Other liabilities	1,947	384
Total liabilities	60,210	38,548
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,566,024 and 12,241,925 shares issued, respectively	125	122
Additional paid-in capital	56,954	54,450
Retained earnings	42,858	42,196
Accumulated other comprehensive earnings	311	414
Treasury stock, at cost; 78,515 and 75,758 shares, respectively	(931)	(901)
Total stockholders' equity	99,317	96,281
Total liabilities and stockholders' equity	$159,527	$134,829

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$29,824	$31,919
Cost of revenue	16,748	16,867
Gross profit	13,076	15,052

Operating expenses:
Selling expense	4,590	4,455
Engineering and product development expense	1,982	1,904
General and administrative expense	6,012	5,175
Total operating expenses	12,584	11,534

Operating income	492	3,518
Interest expense	(140)	(182)
Other income	435	58

Earnings before income tax expense	787	3,394
Income tax expense	125	577

Net earnings	$662	$2,817

Earnings per common share – basic	$0.06	$0.26

Weighted average common shares outstanding – basic	12,026,361	10,755,729

Earnings per common share – diluted	$0.05	$0.25

Weighted average common shares and common share equivalents outstanding – diluted	12,158,297	11,088,664

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net earnings	$662	$2,817

Unrealized loss on interest rate swap agreement	(14)	(99)
Foreign currency translation adjustments	(89)	170

Comprehensive earnings	$559	$2,888

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2024

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Equity

Balance, January 1, 2024	12,241,925	$122	$54,450	$42,196	$414	$(901)	$96,281

Net earnings	-	-	-	662	-	-	662
Other comprehensive loss	-	-	-	-	(103)	-	(103)
Amortization of deferred compensation related to stock-based awards	-	-	349	-	-	-	349
Issuance of shares in connection with acquisition of Alfamation	187,432	2	2,084	-	-	-	2,086
Issuance of unvested shares of restricted stock	138,838	1	(1)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(11,200)	-	-	-	-	-	-
Stock options exercised	4,925	-	18	-	-	-	18
Shares issued under Employee Stock Purchase Plan	4,104	-	54	-	-	-	54
Shares surrendered to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(30)	(30)

Balance, March 31, 2024	12,566,024	$125	$56,954	$42,858	$311	$(931)	$99,317

	Three Months Ended March 31, 2023

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2023	11,063,271	$111	$31,987	$32,854	$218	$(214)	$64,956

Net earnings	-	-	-	2,817	-	-	2,817
Other comprehensive earnings	-	-	-	-	71	-	71
Amortization of deferred compensation related to stock-based awards	-	-	474	-	-	-	474
Issuance of unvested shares of restricted stock	90,588	1	(1)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(13,271)	-	-	-	-	-	-
Stock options exercised	25,200	-	165	-	-	-	165
Shares issued under Employee Stock Purchase Plan	2,292	-	48	-	-	-	48
Shares surrendered to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(33)	(33)

Balance, March 31, 2023	11,168,080	$112	$32,673	$35,671	$289	$(247)	$68,498

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$662	$2,817
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,282	1,176
Provision for excess and obsolete inventory	176	135
Foreign exchange gain	(28)	(18)
Amortization of deferred compensation related to stock-based awards	349	474
Discount on shares sold under Employee Stock Purchase Plan	8	8
Proceeds from sale of demonstration equipment, net of gain	19	6
Deferred income tax expense (benefit)	226	(404)
Changes in assets and liabilities:
Trade accounts receivable	(982)	291
Inventories	(396)	(2,038)
Prepaid expenses and other current assets	508	(740)
Other assets	(22)	2
Operating lease liabilities	(447)	(423)
Accounts payable	1,311	403
Accrued wages and benefits	939	(654)
Accrued professional fees	(342)	(142)
Customer deposits and deferred revenue	(782)	921
Accrued sales commissions	66	(221)
Domestic and foreign income taxes payable	(406)	864
Other current liabilities	70	43
Deferred revenue, net of current portion	(121)	-
Other liabilities	(15)	(16)
Net cash provided by operating activities	2,075	2,484

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(18,904)	-
Purchase of property and equipment	(340)	(334)
Net cash used in investing activities	(19,244)	(334)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	273	-
Repayments of long-term borrowings	(1,181)	(1,025)
Proceeds from shares sold under Employee Stock Purchase Plan	46	40
Proceeds from stock options exercised	18	165
Settlement of employee tax liabilities in connection with treasury stock transaction	(30)	(33)
Net cash used in financing activities	(874)	(853)

Effects of exchange rates on cash	114	71

Net cash provided by (used in) all activities	(17,929)	1,368
Cash, cash equivalents and restricted cash at beginning of period	45,260	14,576
Cash, cash equivalents and restricted cash at end of period	$27,331	$15,944

Cash payments for:
Domestic and foreign income taxes	$101	$118

Details of acquisition:
Fair value of assets acquired, net of cash	$33,750
Liabilities assumed	(24,004)
Stock issued	(2,086)
Cash holdback pending final working capital adjustment	(552)
Goodwill resulting from acquisition	11,796
Net cash paid for acquisition	$18,904

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

On March 12, 2024 we completed the acquisition of Alfamation S.p.A., an Italian joint-stock company (“Alfamation”), for an aggregate base purchase price of approximately EUR 20,000 comprised of: (i) EUR 18,000, or $19,674, in cash; and (ii) 187,432 shares of our common stock, valued at $2,086 based on the closing price of our stock on the date of acquisition. The cash portion of the purchase price is subject to customary working capital adjustments. We currently expect this to result in an additional payment of EUR 542, or $593 for assets delivered at closing in excess of agreed upon thresholds. The liabilities assumed in connection with the acquisition included debt of approximately EUR 8,616, or $9,418. The acquisition is discussed further in Note 3. The debt assumed is discussed further in Note 10.

The consolidated entity is comprised of inTEST Corporation and our wholly-owned subsidiaries. We manufacture our products in the U.S., Italy, Canada and the Netherlands. Marketing and support activities are conducted worldwide from our facilities in the U.S., Italy, Canada, Germany, Singapore, the Netherlands, China and the U.K. We operate our business worldwide and sell our products both domestically and internationally.

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

Our Electronic Test segment sells many of its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (original equipment manufacturer (“OEM”) sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. These sales all fall within the ATE sector of the semi market. With the acquisition of Acculogic Inc. and its affiliates (“Acculogic”) in December 2021, and Alfamation in March 2024, our Electronic Test segment also sells its products to customers in markets outside the semi market including the automotive, defense/aerospace, industrial and life sciences and specialty consumer electronics markets. Our Environmental Technologies segment sells its products to end users and OEMs within the ATE sector of the semi market. It also sells its products to customers in a variety of other markets other than the semi market, including the automotive, defense/aerospace, industrial and life sciences markets. Our Process Technologies segment sells its products to customers in the wafer production sector within the semi market. It also sells its products to customers in a variety of other markets other than the semi market, including the automotive, defense/aerospace, industrial, life sciences and security markets.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed on March 27, 2024 with the Securities and Exchange Commission.

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended March 31, 2024 other than the matter discussed in Note 15.

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

Periodically we have restricted cash which represents amounts deposited at our banks to support bank guarantees which certain of our customers require as a condition of paying large deposits on orders they place with us. Typically, the amount of the deposit and related guarantee declines as shipments are made against the order. At March 31, 2024 and December 31, 2023, we had no amounts classified as restricted cash.

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

For the three months ended March 31, 2024, we utilized $48 of the allowance for credit losses to offset the write-off of a receivable in our Electronic Test segment. There were no other significant changes in the amount of the allowance for credit losses during this time period. There was no bad debt expense recorded for the three months ended March 31, 2024 or 2023.

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

Nature of Products and Services

We are a global supplier of innovative test and process technology solutions for use in manufacturing and testing in targeted markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor. Our Environmental Technologies segment sells thermal management products including ThermoStreams, ThermoChambers, process chillers, refrigerators and freezers, which we sell under our Temptronic, Sigma, Thermonics and North Sciences product lines. Our Process Technologies segment sells precision induction heating systems through our subsidiary, Ambrell Corporation (“Ambrell”), including EKOHEAT® and EASYHEAT™ products. This segment also sells industrial-grade circuit board mounted video digital cameras and related devices, systems and software through our Videology Imaging Corporation (“Videology”), subsidiary. Our Electronic Test segment sells semiconductor ATE interface solutions through our inTEST EMS (“EMS”) subsidiary, including manipulators, docking hardware and electrical interface products. This segment also sells robotics-based electronic production test equipment under the Acculogic tradename and, as a result of the acquisition of Alfamation on March 12, 2024, which is discussed further in Note 3, this segment now sells test and measurement solutions for the automotive, life sciences and specialty consumer electronics markets. We provide post-warranty service and support for the equipment we sell. We sell our products to various markets including the automotive, defense/aerospace, industrial, life sciences, security and semiconductor markets.

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

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. Our criteria identify excess material as the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. Our criteria identify obsolete material as material that has not been used in a work order during the prior twenty-four months. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $176 and $135 for the three months ended March 31, 2024 and 2023, respectively.

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

Contingent Liability for Repayment of State and Local Grant Funds Received

In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $550 to help offset a portion of the cost of the leasehold improvements we made to this facility. The final payment of $87 was received during the three months ended March 31, 2022. In exchange for the funds we received under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2024. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. At March 31, 2024, $123 of the total proceeds received could still be required to be repaid if we do not meet the targets. We have recorded this amount as a contingent liability which is included in other liabilities on our consolidated balance sheet. Those portions of the proceeds which are no longer subject to repayment are reclassified to deferred grant proceeds and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheet and totaled $298 at March 31, 2024. At March 31, 2024, we were in compliance with the employment targets as specified in the grant agreement with the city of Rochester.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2024	2023

Weighted average common shares outstanding–basic	12,026,361	10,755,729
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	131,936	332,935
Weighted average common shares and common share equivalents outstanding–diluted	12,158,297	11,088,664
Average number of potentially dilutive securities excluded from calculation because their effect was anti-dilutive during the period	434,584	154,429

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

(3)	ACQUISITION

On March 12, 2024 we completed the acquisition of Alfamation S.p.A., an Italian joint-stock company (“Alfamation”). Alfamation is a leading global provider of state-of-the-art test and measurement solutions for the automotive, life sciences and specialty consumer electronics markets. Alfamation is included in our Electronic Test operating segment. The acquisition of Alfamation deepens our presence in the automotive/EV and life science markets, expands our exposure in consumer electronics, extends our geographic reach with a sizable footprint in Europe, and widens our portfolio of products and solutions. Additionally, we believe Alfamation brings engineering talent and a management team that culturally aligns with our mission to provide innovative, engineered solutions that address the high-value challenges of our customers. The aggregate purchase price was approximately EUR 20,000 comprised of: (i) EUR 18,000, or $19,674, in cash; and (ii) 187,432 shares of our common stock, valued at $2,086 based on the closing price of our stock on the date of acquisition. The cash portion of the purchase price is subject to customary working capital adjustments. We currently expect this to result in an additional payment of EUR 542, or $593 for assets delivered at closing in excess of agreed upon thresholds. The liabilities assumed in connection with the acquisition included debt of approximately EUR 8,616, or $9,418. The debt assumed is discussed further in Note 10. Total acquisition costs incurred to complete this transaction were $1,013. Acquisition costs were expensed as incurred and included in general and administrative expense.

In connection with the acquisition, we have entered into a lease agreement (the “Lease Agreement”) with the former owner of Alfamation who will continue to serve as the managing director of Alfamation under our ownership. The Lease Agreement commenced on March 12, 2024 and will last for six years. It will be automatically renewed for the same period of time unless terminated by either party. Under the terms of the Lease Agreement, Alfamation will lease warehouse and office space totaling about 51,817 square feet. Alfamation will pay a yearly lease payment of EUR 260 broken up into two equal payments. At the date of the signing of the Lease Agreement, the yearly lease payment equated to approximately $284.

The acquisition of Alfamation has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Alfamation have been included in our consolidated results of operations from the date of acquisition. The allocation of the purchase price for Alfamation is not yet complete. The preliminary allocation of the Alfamation purchase price was based on estimated fair values as of March 12, 2024. We are currently working with third-party valuation specialists to assist us with our purchase accounting. The information that needs to be gathered from multiple sources, including the records and personnel at Alfamation, is not yet fully assembled. As a result, the values reflected below are preliminary and we expect that they may change. In particular, we expect that the total value assigned to our technology and customer relationships and the related deferred tax liabilities, the fair value of acquired accounts receivable, inventory and certain accrued expenses may all change as we finalize our assessments. In addition, the final working capital adjustment has also not yet been completed. Adjustments to these preliminary amounts will be included in the final allocation of the purchase price for Alfamation, which we expect to finalize in the second or third quarter of 2024. These adjustments could be material.

The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill and is not deductible for tax purposes. Goodwill is attributed to synergies that are expected to result from the operations of the combined businesses.

The total purchase price of $22,353 has been allocated as follows:

Goodwill	$11,796
Identifiable intangible assets	13,087
Tangible assets acquired and liabilities assumed:
Cash	811
Trade accounts receivable	4,004
Inventories	11,243
Other current assets	2,169
Property and equipment	1,597
Other assets	1,650
Accounts payable	(4,644)
Accrued expenses	(4,311)
Other current liabilities	(278)
Deferred tax liability	(2,391)
Debt (current and long-term)	(9,418)
Other non-current liabilities	(2,962)
Total purchase price	$22,353

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

The following table summarizes the estimated fair value of Alfamation’s identifiable intangible assets and their estimated useful lives as of the acquisition date:

	Fair Value	Weighted Average Estimated Useful Life
		(in years)
Finite-lived intangible assets:
Customer relationships	$5,949	15.0
Technology	340	10.0
Customer backlog	3,399	1.0
Total finite-lived intangible assets	9,688	9.9

Indefinite-lived intangible assets:
Trade name	3,399
Total intangible assets	$13,087

For the period from March 13, 2024 to March 31, 2024, Alfamation contributed $1,379 of revenue and had a net loss of $101.

The following unaudited pro forma information gives effect to the acquisition of Alfamation as if the acquisition occurred on January 1, 2023. These proforma summaries do not reflect any operating efficiencies or costs savings that may be achieved by the combined businesses. These proforma summaries are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisition taken place as of that date, nor are they indicative of future consolidated results of operations:

	Three Months Ended March 31,
	2024	2023

Revenue	$34,752	$38,473
Net earnings	$480	$3,227
Diluted earnings per share	$0.04	$0.29

The pro forma results shown above do not reflect the impact on general and administrative expense of investment advisory costs, legal costs and other costs of $1,013 incurred by us as a direct result of the transaction.

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

Recurring Fair Value Measurements

The interest rate swap agreement we entered into in connection with our Term Note, as discussed further in Notes 2 and 10, is measured at fair value on a recurring basis using Level 2 inputs. The contingent consideration liability on our balance sheet is measured at fair value on a recurring basis using Level 3 inputs. Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021, and represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to Electric Vehicle (“EV”) or battery customers. Our acquisition of Acculogic and this liability are both discussed further in Note 3 to our consolidated financial statements in our 2022 Form 10-K. The current portion of our contingent consideration liability was $247 and $0 at March 31, 2024 and December 31, 2023, respectively, and was included in Other Current Liabilities on our consolidated balance sheets.

The following fair value hierarchy table presents information about assets and (liabilities) measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2024
Contingent consideration liability – Acculogic	$(1,069)	$-	$-	$(1,069)
Interest rate swap	$271	$-	$271	$-

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2023
Contingent consideration liability – Acculogic	$(1,093)	$-	$-	$(1,093)
Interest rate swap	$285	$-	$285	$-

Changes in the fair value of our Level 3 contingent consideration liabilities for the three months ended March 31, 2024 were as follows:

Three Months Ended March 31, 2024
Balance at beginning of period	$1,093
Impact of foreign currency translation adjustments	(24)

Balance at end of period	$1,069

(5)	GOODWILL AND INTANGIBLE ASSETS

We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our balance sheets are the result of our acquisitions.

Goodwill

Changes in the amount of the carrying value of goodwill for the three months ended March 31, 2024 are as follows:

Balance - January 1, 2024	$21,728
Acquisition of Alfamation	11,796
Impact of foreign currency translation adjustments	(246)
Balance - March 31, 2024	$33,278

Goodwill was comprised of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Electronic Test	$15,026	$3,436
Environmental Technologies	1,817	1,817
Process Technologies	16,435	16,475
Total goodwill	$33,278	$21,728

Intangible Assets

Changes in the amount of the carrying value of indefinite-lived intangible assets for the three months ended March 31, 2024 are as follows:

Balance - January 1, 2024	$8,398
Acquisition of Alfamation	3,399
Impact of foreign currency translation adjustments	(66)
Balance - March 31, 2024	$11,731

Changes in the amount of the carrying value of finite-lived intangible assets for the three months ended March 31, 2024 are as follows:

Balance - January 1, 2024	$8,198
Acquisition of Alfamation	9,688
Impact of foreign currency translation adjustments	(203)
Amortization	(595)
Balance - March 31, 2024	$17,088

Intangible assets were allocated to our reporting segments at March 31, 2024 and December 31, 2023 as follows:

	March 31,	December 31,
	2024	2023
Electronic Test	16,357	3,728
Environmental Technologies	796	794
Process Technologies	11,666	12,074
Total intangible assets	$28,819	$16,596

The following tables provide further detail about our intangible assets as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$22,202	$10,082	$12,120
Technology	3,195	1,504	1,691
Patents	590	590	-
Backlog	3,851	574	3,277
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	30,248	13,160	17,088
Indefinite-lived intangible assets:
Trademarks	11,731	-	11,731
Total intangible assets	$41,979	$13,160	$28,819

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,407	$9,687	$6,720
Technology	2,895	1,417	1,478
Patents	590	590	-
Backlog	499	499	-
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	20,801	12,603	8,198
Indefinite-lived intangible assets:
Trademarks	8,398	-	8,398
Total intangible assets	$29,199	$12,603	$16,596

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

The following table sets forth the estimated annual amortization expense for each of the next five years:

2024 (remainder)	$4,384
2025	$2,863
2026	$1,577
2027	$1,083
2028	$952

(6)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 14 for information about revenue by operating segment and geographic region.

	Three Months Ended March 31,
	2024	2023
Revenue by customer type:
End user	$21,430	$21,704
OEM/Integrator	8,394	10,215
	$29,824	$31,919
Revenue by product type:
Thermal test	$3,699	$5,820
Thermal process	10,955	9,822
Semiconductor test	6,282	8,105
Video imaging	2,119	2,648
Flying probe and in-circuit testers	2,744	1,160
Alfamation products	1,379	-
Service/other	2,646	4,364
	$29,824	$31,919
Revenue by market:
Semiconductor	$14,967	$17,683
Industrial	4,187	3,137
Automotive (including Electric Vehicles)	3,958	2,597
Life Sciences	653	1,513
Defense/aerospace	3,239	2,839
Security	541	966
Other	2,279	3,184
	$29,824	$31,919

(7)	MAJOR CUSTOMERS

During the three months ended March 31, 2024, one customer accounted for 15% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. No other customers accounted for 10% or more of our consolidated revenue during the three months ended March 31, 2024. During the three months ended March 31, 2023, one customer accounted for 13% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. No other customers accounted for 10% or more of our consolidated revenue during the three months ended March 31, 2023.

(8)	INVENTORIES

Inventories held at March 31, 2024 and December 31, 2023 were comprised of the following:

	March 31, 2024	December 31, 2023
Raw materials	$17,104	$15,948
Work in process	9,419	1,563
Inventory consigned to others	114	98
Finished goods	4,694	2,480
Total inventories	$31,331	$20,089

(9)	LEASES

As previously discussed in Note 2, we account for our leases in accordance with the guidance in ASC Topic 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2031. Total operating lease and short-term lease costs for the three months ended March 31, 2024 and 2023, respectively, were as follows:

	Three Months Ended March 31,
	2024	2023

Operating lease cost	$451	$400
Short-term lease cost	$3	$3

The following is additional information about our leases as of March 31, 2024:

Range of remaining lease terms (in years)	.5	to	7.1
Weighted average remaining lease term (in years)		4.5
Weighted average discount rate		5.3%

Maturities of lease liabilities as of March 31, 2024 were as follows:

2024	$1,896
2025	1,644
2026	1,313
2027	1,093
2028	675
Thereafter	869
Total lease payments	$7,490
Less imputed interest	(829)
Total	$6,661

Cash Flow Information

Total amortization of ROU assets for the three months ended March 31, 2024 and 2023 was $403 and $391, respectively.

During the three months ended March 31, 2024 we acquired several auto leases in connection with our acquisition of Alfamation. The acquisition is discussed further in Note 3. We also entered into the Lease Agreement, described in Note 3, for the facility where Alfamation has its principal operations. This facility is owned by the seller. The leased premises include warehouse and office space totaling approximately 51,817 square feet. The yearly lease payment is EUR 260. The impact of the acquisition of these leases was a non-cash increase in our ROU assets and operating lease liabilities of approximately $1,758 at the date of the acquisition.

During the three months ended March 31, 2024 we also extended the lease for the facility for our Environmental Technologies segment’s operation in Singapore. At the effective date of this lease, we recorded a non-cash increase in our ROU assets and operating lease liabilities of approximately $82.

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

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at March 31, 2024 and December 31, 2023 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Mar. 31, 2024	Dec. 31, 2023
Mt. Laurel, NJ	3/29/2010	4/30/2025	4/30/2031	$50	$50
Mansfield, MA	10/27/2010	12/31/2024	12/31/2024	50	50
				$100	$100

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

On September 20, 2022, we further amended the Loan Agreement by entering into a Third Amendment to Amended and Restated Loan and Security Agreement (the Loan Agreement, as amended by the Third Amendment, the “Third Amended Loan Agreement”) and the Third Amended and Restated Delayed Draw Term Note. Under the Third Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note increased from $25,000 to $50,500, which raises the available funding at March 31, 2024 to $30,000. On May 2, 2024 we further amended our Third Amended Loan Agreement by entering into a Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”). Under the Amended Loan Agreement, the period during which we may request advances under the Term Note is extended until May 2, 2026, and the Term Note and revolving credit facility maturity date is extended from September 19, 2027 to May 2, 2031 (the “Contract Period”). At March 31, 2024, we had not borrowed any amounts under the $10 million Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement.

The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the secured overnight financing rate for U.S. government securities (“SOFR”) or a bank-defined base rate plus an applicable margin, depending on leverage. Each draw under the Term Note will have an option for us of either (i) up to a five year amortizing term loan with a balloon due at maturity, or (ii) up to a five year term with up to seven years amortization with a balloon due at maturity. Any amortization greater than five years will be subject to an excess cash flow recapture. The Amended Loan Agreement also allows us to enter into hedging contracts with M&T, including interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, or any other agreements or that are designed to protect us against fluctuations in interest rates or currency exchange rates. Interest expense for the three months ended March 31, 2024 and 2023 was $140 and $182, respectively.

The Amended Loan Agreement contains customary default provisions, including but not limited to the failure by us to repay obligations when due, violation of provisions or representations provided in the Amended Loan Agreement, bankruptcy by us, suspension of our business or any of our subsidiaries and certain material judgments. After expiration of the Contract Period or if a continued event of default occurs, interest will accrue on the principal balance at a rate of 2% in excess of the then applicable nondefault interest rate. The Amended Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Amended Loan Agreement are secured by liens on substantially all of our tangible and intangible assets that are owned as of the Closing Date or acquired thereafter. At March 31, 2024, we were in compliance with all of the covenants included in the Credit Facility including the debt covenants of the Amended Loan Agreement.

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

On December 29, 2021, we drew $8,500 under the Term Note to finance the acquisition of Acculogic as discussed above. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At March 31, 2024, it was approximately 7.4% based on current leverage. Effective May 1, 2024, this rate had not changed.

The following table sets forth the maturities of the Term Note for each of the next five years:

2024 (remainder)	$3,075
2025	4,100
2026	3,842
$11,017

Alfamation Debt

At March 31, 2024, the total debt assumed in connection with the acquisition of Alfamation was valued at $9,420. The acquisition is discussed further in Note 3. This debt is comprised of both fixed and variable rate bank issued term loans as well as $2,130 of short-term variable rate financing backed by Alfamation’s accounts receivable. This debt is spread across a number of different institutions with monthly, quarterly or half-yearly repayment schedules. The average interest rate being paid at March 31, 2024 was 1.9% for fixed rate debt and 5.0% for variable rate debt. The average rate for total debt at March 31, 2024 was 4.0%.

The following table sets forth the maturities of this debt for each of the next five years:

2024 (remainder)	$4,987
2025	2,085
2026	1,293
2027	807
2028	248
$9,420

(11)	STOCK-BASED COMPENSATION PLAN

As of March 31, 2024, we had unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 13 to the consolidated financial statements in our 2023 Form 10-K.

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. As of March 31, 2024, total compensation expense to be recognized in future periods was $4,813. The weighted average period over which this expense is expected to be recognized was 2.5 years.

The following table summarizes the compensation expense we recorded during the three months ended March 31, 2024 and 2023 related to unvested shares of restricted stock and stock options:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$31	$19
Selling expense	11	10
Engineering and product development expense	4	10
General and administrative expense	303	435
	$349	$474

There was no compensation expense capitalized in three months ended March 31, 2024 or 2023.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the three months ended March 31, 2024 and 2023 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2024	2023
Risk-free interest rate	3.98%	3.94%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.57	.57
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the three months ended March 31, 2024 and 2023 was $6.55 and $9.32, respectively.

The following table summarizes the activity related to stock options for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2024 (171,735 exercisable)	505,006	$10.46
Granted	165,364	11.33
Exercised	(4,925)	3.69
Canceled	(23,401)	10.27
Options outstanding, March 31, 2024 (228,364 exercisable)	642,044	10.74

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

On March 10, 2021, we issued restricted stock awards totaling 18,000 shares to members of senior management within our operating segments. During the first quarter of 2023, 6,000 of these shares were forfeited when the individual to whom they had been granted resigned from his position with us. The remaining 12,000 shares vested on the third anniversary of the grant date at vesting percentages of 75% for 6,000 of the shares and 100% for the remaining 6,000 shares. The final vesting percentages were based on the achievement of certain performance metrics related to the operating results of the business units for which these members of management are responsible.

On October 1, 2021, we issued restricted stock awards totaling 5,000 shares to a member of senior management. These shares will vest on January 1, 2025 at a vesting percentage that could range from 0% to 150% of the number of shares awarded on October 1, 2021. The final vesting percentage will be based on the achievement of certain performance metrics related to our consolidated operating results. At December 31, 2023, we reduced the estimate of the final vesting percentage to 50%. At March 31, 2024, this estimate was further reduced to 0% based on our current assessment of the probable achievement against the relevant performance metrics.

On March 9, 2022, our CEO and CFO received restricted stock awards totaling 20,493 shares valued at $200 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 9, 2022. The final vesting percentage will be based on the achievement of certain performance metrics, including revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. At December 31, 2023, we reduced the estimate of the final vesting percentage to 50%. At March 31, 2024, this estimate was further reduced to 0% based on our current assessment of the probable achievement against the relevant performance metrics.

On March 8, 2023, our CEO, CFO and the Division Presidents of two of our operating segments received restricted stock awards totaling 18,888 shares valued at $303 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics related to revenue for the year ending December 31, 2025 as determined by the Compensation Committee of our Board of Directors. At March 31, 2024, we have estimated that these shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.

On May 8, 2023 the newly appointed president of our Environmental Technologies segment received performance-based restricted stock awards totaling 5,081 shares valued at $108 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on May 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for specified time periods. As of March 31, 2024, we have estimated that these shares will vest at 100% of the original amount.

On January 16, 2024 the newly appointed president of our Process Technologies segment received performance-based restricted stock awards totaling 8,231 shares valued at $100 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on January 16, 2024. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for specified time periods. As of March 31, 2024, we have estimated that these shares will vest at 100% of the original amount.

On March 6, 2024, our CEO, CFO and the Division Presidents of our three operating segments received restricted stock awards totaling 33,539 shares valued at $380 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 6, 2024. The final vesting percentage will be based on the achievement of certain performance metrics related to adjusted EBITDA for the year ended December 31, 2026 as determined by the Compensation Committee of our Board of Directors. At March 31, 2024, we have estimated that these shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.

The following table summarizes the activity related to unvested restricted stock awards for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2024	189,784	$11.51
Granted	138,838	11.38
Vested	(39,790)	11.52
Forfeited	(11,200)	12.29
Unvested shares outstanding, March 31, 2024	277,632	11.41

The total fair value of the restricted stock awards that vested during the three months ended March 31, 2024 and 2023 was $463 and $381, respectively, as of the vesting dates of these awards.

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

On March 31, 2024, employees purchased 4,104 shares of our stock through the ESPP at a cost of $46. The closing market price on the date of the purchase was $13.25. The price paid by employees was $11.26 which represented a 15% discount. The total amount of the discount of $8 was recorded as compensation expense in our consolidated statements of operations. From the effective date of the ESPP through March 31, 2024, a total of 47,037 shares of stock have been purchased by employees through the ESPP at a cost of $460. We have recorded a total of $81 of compensation expense in our consolidated statements of operations related to these shares.

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

As of March 31, 2024, all permanent employees of Acculogic Ltd, Ambrell, inTEST Corporation, inTEST EMS LLC, Temptronic Corporation and Videology, who are at least 18 years of age, are eligible to participate in the inTEST Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. Prior to the merger with the inTEST Plan, all permanent employees of Ambrell were immediately eligible to participate in the Ambrell Plan upon employment and were eligible for employer matching contributions after completing six months of service, as defined in the Ambrell Plan. The Ambrell Plan allowed eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We made a matching contribution of 50% of each employee's contributions up to a maximum of 10% of the employee's deferral with a maximum limit of $5.

For the three months ended March 31, 2024 and 2023, we recorded expense for matching contributions to both plans of $389 and $372, respectively.

Employees of Alfamation in Italy are entitled to Trattamento di Fine Rapporto (“TFR”), commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The expense is recognized in personnel costs in our consolidated statements of operations and the required accrual is included in Other Liabilities on our consolidated balance sheets. At March 31, 2024, the amount recorded in Other Liabilities for TFR was $1,596.

(14)	SEGMENT INFORMATION

We have three operating segments which are also our reportable segments and reporting units: Electronic Test (which includes our semiconductor test equipment, flying probe and in-circuit testers and the operations of Alfamation which we acquired on March 12, 2024 as discussed further in Note 3), Environmental Technologies (which includes our thermal test, process and storage products) and Process Technologies (which includes our induction heating and video imaging products). We operate our business worldwide and sell our products both domestically and internationally. All of our segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers and to a variety of markets outside of the semi market, including the automotive, defense/aerospace, industrial, life sciences, security and other markets.

Our management team, including our CEO who is also our Chief Operating Decision Maker as defined under U.S. GAAP, evaluates the performance of our operating segments primarily on income from divisional operations which represents earnings before income tax expense and excludes interest expense, other income (expense), corporate expenses and acquired intangible amortization.

	Three Months Ended March 31,
	2024	2023
Revenue:
Electronic Test	$11,116	$10,371
Environmental Technologies	6,828	8,042
Process Technologies	11,880	13,506
Total revenue	$29,824	$31,919

Income from divisional operations:
Electronic Test	$1,813	$2,578
Environmental Technologies	15	1,013
Process Technologies	1,961	2,676
Total income from divisional operations	3,789	6,267
Corporate expenses	(2,702)	(2,205)
Acquired intangible amortization	(595)	(544)
Interest expense	(140)	(182)
Other income (expense)	435	58
Earnings before income tax expense	$787	$3,394

	March 31,	December 31,
	2024	2023
Identifiable assets:
Electronic Test	$75,508	$32,505
Environmental Technologies	16,624	16,772
Process Technologies	57,815	56,842
Corporate	9,580	28,710
	$159,527	$134,829

The following table provides information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Three Months Ended March 31,
	2024	2023
Revenue:
U.S.	$10,477	$11,090
Foreign	19,347	20,829
	$29,824	$31,919

	March 31,	December 31,
	2024	2023
Property and equipment:
U.S.	$2,502	$2,502
Foreign	2,269	688
	$4,771	$3,190

(15)	SUBSEQUENT EVENT

On May 2, 2024 we further amended our Loan Agreement with M&T, which is discussed in Note 10, by entering into a Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”). Under the Amended Loan Agreement, the period during which we may request advances under the Term Note is extended until May 2, 2026, and the Term Note and revolving credit facility maturity date is extended from September 19, 2027 to May 2, 2031.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the period ended March 31, 2024 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, projections of revenue, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, that are based on management’s current expectations and estimates. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “could,” “will,” “should,” “plans,” “depending,” “forecasts,” “seeking,” “anticipates,” “goal,” “objective,” “target,” “estimates,” “future,” “strategy,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current expectations and estimates. These statements involve risks and uncertainties and are based upon various assumptions. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:

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
●

other risk factors included in Part II, Item 1A – “Risk Factors” in this Report and in Part I, Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements. In addition, please refer to the discussion of our business and markets contained in Part 1, Item 1 of our 2023 Form 10-K.

We are a global supplier of innovative test and process technology solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor. We have three reportable segments which are also our reporting units: Electronic Test (which includes our semiconductor test equipment, flying probe and in-circuit testers and the operations of Alfamation S.p.A., (“Alfamation”) which we acquired on March 12, 2024 as discussed further below and in Note 3 to our consolidated financial statements in this Report), Environmental Technologies (which includes our thermal test, process and storage products) and Process Technologies (which includes our induction heating and video imaging products).

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

Markets

As discussed further in Part 1, Item 1 “Markets” of our 2023 Form 10-K, we are focused on specific target markets which include automotive, defense/aerospace, industrial, life sciences, security as well as both the front-end and back-end of the semiconductor manufacturing industry. The semi market, which includes both the broader semiconductor market, as well as the more specialized ATE and wafer production sectors within the broader semiconductor market, has historically been the largest single market in which we operate. The semi market is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns and is subject to periods of significant expansion or contraction in demand. Our intention is to continue diversifying our markets, our product offerings within the markets we serve and our customer base across all of our markets with the goal of reducing our dependence on any one market, product or customer. In particular, we are seeking to reduce the impact of volatility in the semi market on our results of operations.

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

As discussed further in Part I, Item 1 “Overview and Strategy” of our 2023 Form 10-K, although the semi market remains our largest market, as part of our strategy to grow our business, we are focused on several other key target markets where we believe our products address test and process requirements and where we believe there is significant potential for growth. These key target markets include the automotive, defense/aerospace, industrial, life sciences and security markets. We believe that these markets are usually less cyclical than the semi market. While market share statistics exist for some of these markets, due to the nature of our highly specialized product offerings in these markets, we do not expect broad market penetration in many of these markets and, therefore, do not anticipate developing meaningful market shares in most of these markets.

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

Acquisition

As discussed further in Note 3 to our consolidated financial statements in this Report, on March 12, 2024 we entered into a stock purchase agreement to acquire all of the outstanding capital shares of Alfamation, a leading global provider of state-of-the-art test and measurement solutions for the automotive, life sciences and specialty consumer electronics markets. Alfamation was founded in 1991 and is headquartered in Milan, Italy. Alfamation also has a small sales and service subsidiary based in Suzhou City, China. Alfamation is included in our Electronic Test operating segment. The aggregate purchase price was approximately EUR 20 million comprised of EUR 18 million in cash, or $19.0 million, and 187,432 shares of our common stock valued at $2.1 million based on the closing price of our stock on the date of acquisition. The cash portion of the purchase price is subject to customary working capital adjustments. We currently expect this to result in an additional payment of EUR 542,000, or $593,000 for assets delivered at closing in excess of agreed upon thresholds. On the closing date, this equated to a total purchase price of approximately $22.4 million. The liabilities assumed in connection with the acquisition included debt of approximately EUR 8.6 million, or $9.4 million. The debt assumed is discussed further in Note 10 to our consolidated financial statements in this Report.

In connection with the acquisition, on March 12, 2024 we entered into a lease agreement (the “Lease Agreement”) with the former owner of Alfamation who will continue to serve as the managing director of Alfamation under our ownership. The Lease Agreement will last for six years and will be automatically renewed for the same period of time unless terminated by either party. Under the terms of the Lease Agreement, Alfamation will lease warehouse and office space totaling about 51,817 square feet. Alfamation will pay a yearly lease payment of EUR 260,000 broken up into two equal payments. At the date of the signing of the Lease Agreement, the yearly lease payment equated to approximately $284,000.

Revenue

The following table sets forth, for the periods indicated, a breakdown of revenue by market (in thousands).

	Three Months Ended
					Change				Change
	3/31/2024		3/31/2023		$	%	12/31/2023		$	%
Revenue
Semi	$14,967	50.2%	$17,683	55.4%	$(2,716)	-15.4%	$10,743	38.5%	$4,224	39.3%
Industrial	4,187	14.0%	3,137	9.8%	1,050	33.5%	5,911	21.2%	(1,724)	-29.2%
Auto/EV	3,958	13.3%	2,597	8.1%	1,361	52.4%	3,981	14.3%	(23)	-0.6%
Life Sciences	653	2.2%	1,513	4.8%	(860)	-56.8%	878	3.1%	(225)	-25.6%
Defense/Aero	3,239	10.9%	2,839	8.9%	400	14.1%	2,416	8.7%	823	34.1%
Security	541	1.8%	966	3.0%	(425)	-44.0%	819	3.0%	(278)	-33.9%
Other	2,279	7.6%	3,184	10.0%	(905)	-28.4%	3,136	11.2%	(857)	-27.3%
	$29,824	100.0%	$31,919	100.0%	$(2,095)	-6.6%	$27,884	100.0%	$1,940	7.0%

Total consolidated revenue for the three months ended March 31, 2024 was $29.8 million compared to $31.9 million for the same period in 2023 and $27.9 million for the three months ended December 31, 2023. The decrease in revenue for the first quarter of 2024 as compared to the same period in 2023 primarily reflects weak demand from semi, which was partially offset by an increase in revenue from the industrial and auto/EV markets. Revenue from the auto/EV market in the first quarter of 2024 includes $1.4 million from Alfamation which we acquired on March 12, 2024, as previously discussed. As discussed in the Overview, the semi market is highly cyclical resulting in significant swings in demand when period to period comparisons are to different points in a given cycle. As compared to the fourth quarter of 2023, the first quarter of 2024 reflects improved demand from semi, although this was partially offset by weakness from our customers in the industrial market.

Orders and Backlog

We use orders and backlog as key performance metrics to analyze and measure our financial performance and results of operations. We define orders as purchase orders that we have accepted from our customers. Orders are recorded based on the date received and accepted by us. We believe tracking orders is useful in planning for future production needs and staffing levels and we use information about the level of our orders to make decisions about resource allocation, including appropriate levels of inventory purchases and the balance of inventory we carry at any given time. Another important operational measure used is backlog. Backlog is a common measurement used in industries with extended lead times for order fulfillment, like those in which we operate. Backlog at any given date represents the amount of revenue that we expect to realize for unfilled orders received as of that date. We believe backlog is useful and use this information for similar reasons to those detailed above for orders. The majority of our backlog at any given time is expected to be fulfilled within the next twelve months. Depending on the terms of the purchase orders we have accepted, customers may have the ability to cancel an order or accelerate or postpone currently scheduled delivery dates. In some cases, we may have the ability to charge a cancellation fee if a purchase order we have accepted is later cancelled by a customer. Given that both orders and backlog are operational measures and our methodology for calculating orders and backlog do not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation for each is not required or provided.

The following table sets forth, for the periods indicated, a breakdown of the orders received by market (in thousands).

	Three Months Ended
					Change				Change
	3/31/2024		3/31/2023		$	%	12/31/2023		$	%
Orders
Semi	$10,253	45.0%	$18,346	59.5%	$(8,093)	-44.1%	$13,295	48.3%	$(3,042)	-22.9%
Industrial	3,093	13.5%	4,142	13.5%	(1,049)	-25.3%	3,445	12.5%	(352)	-10.2%
Auto/EV	4,041	17.7%	2,044	6.6%	1,997	97.7%	1,822	6.6%	2,219	121.8%
Life Sciences	698	3.1%	1,936	6.3%	(1,238)	-63.9%	877	3.2%	(179)	-20.4%
Defense/Aero	2,684	11.8%	1,977	6.4%	707	35.8%	5,161	18.8%	(2,477)	-48.0%
Security	40	0.2%	212	0.7%	(172)	-81.1%	65	0.2%	(25)	-38.5%
Other	1,990	8.7%	2,167	7.0%	(177)	-8.2%	2,858	10.4%	(868)	-30.4%
	$22,799	100.0%	$30,824	100.0%	$(8,025)	-26.0%	$27,523	100.0%	$(4,724)	-17.2%

Total consolidated orders for the three months ended March 31, 2024 were $22.8 million compared to $30.8 million for the same period in 2023 and $27.5 million for the three months ended December 31, 2023. The decreases primarily represent the aforementioned decline in demand from semi in the first quarter of 2024 as compared to both the first and fourth quarters of 2023. As previously discussed, the semi market continues to be in a period of reduced demand which we believe primarily reflects the typical cyclicality of this industry. In addition, in the first quarter of 2024, we experienced declines in several of the other markets we serve, which we believe primarily reflects the timing of receipt of orders. Orders are often placed by our customers in large blocks with the associated delivery schedules allocated in smaller amounts over several quarters which can result in significant variation in total order levels from quarter to quarter. Our orders from the auto/EV market for the first quarter of 2024 include $1.8 million from Alfamation.

At March 31, 2024, our backlog of unfilled orders for all products was approximately $55.5 million compared with approximately $45.7 million at March 31, 2023 and $40.1 million at December 31, 2023.  Our backlog at March 31, 2024 includes $22.8 million of backlog for Alfamation. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in 2024. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

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

Please refer to Part 1, Item 1A of our 2023 Form 10-K for further discussion of the risks associated with our business operations, including risks associated with foreign operations.

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenue. Revenue was $29.8 million for the three months ended March 31, 2024 compared to $31.9 million for the same period in 2023, a decrease of $2.1 million, or 7%. We believe the decrease in our revenue during the first quarter of 2024 reflects the factors previously discussed in the Overview section.

Gross Margin. Our consolidated gross margin was 44% of revenue for the three months ended March 31, 2024 as compared to 47% of revenue for the same period in 2023. The decrease in our gross margin primarily reflects that our fixed operating costs were not as fully absorbed by the lower revenue levels in the first quarter of 2024 as compared to the same period in 2023. To a lesser extent, the absolute dollar value of our fixed operating costs increased $524,000 as compared to the same period in 2023. Alfamation accounted for approximately $288,000 of our fixed operating costs during the first quarter of 2024. The remainder of the increase in our fixed operating costs primarily reflects higher salary and benefits expense.

Selling Expense. Selling expense was $4.6 million for the three months ended March 31, 2024 compared to $4.5 million for the same period in 2023, an increase of $135,000 or 3%. Alfamation accounted for approximately $216,000 of our selling expense during the first quarter of 2024. For the balance of our business, declines in commission expense reflecting the lower revenue levels in 2024 were partially offset by increased salary and benefits expense.

Engineering and Product Development Expense. Engineering and product development expense was $2.0 million for the three months ended March 31, 2024 compared to $1.9 million for the same period in 2023, an increase of $78,000 or 4%. Alfamation had relatively insignificant engineering expense for the period from March 13 to March 31, 2024. In the balance of our business, there were increases in salary and benefits expense and material used in product development projects in the first quarter of 2024 as compared to the same period in 2023.

General and Administrative Expense. General and administrative expense was $6.0 million for the three months ended March 31, 2024 compared to $5.2 million for the same period in 2023 an increase of $837,000, or 16%. Alfamation accounted for approximately $231,000 of our general and administrative expense during the first quarter of 2024. The increase in the balance of our business primarily represents higher costs associated with corporate development activities and compliance with regulatory requirements related to our status as a public company and our transition to an accelerated filer.

Income Tax Expense. For the three months ended March 31, 2024, we recorded income tax expense of $125,000 compared to income tax expense of $577,000 for the same period in 2023. Our effective tax rate was 16% for the three months ended March 31, 2024 compared to 17% for the same period in 2023. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

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

On September 20, 2022, we further amended the Loan Agreement by entering into a Third Amendment to Amended and Restated Loan and Security Agreement (the Loan Agreement as amended by the Third Amendment, the “Third Amended Loan Agreement”) and the Third Amended and Restated Delayed Draw Term Note 1A. Under the Third Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note increased from $25 million to $50.5 million, which raises the available funding at March 31, 2024 to $30 million. On May 2, 2024 we further amended our Third Amended Loan Agreement by entering into a Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”). Under the Amended Loan Agreement, the period during which we may request advances under the Term Note is extended until May 2, 2026, and the Term Note and revolving credit facility maturity date is extended from September 19, 2027 to May 2, 2031. At March 31, 2024, we had not borrowed any amounts under the $10 million Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement. The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The Amended Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Amended Loan Agreement are secured by liens on substantially all of our tangible and intangible assets. At March 31, 2024, we were in compliance with all of the covenants included in the Credit Facility.

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

On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At March 31, 2024, it was approximately 7.4% based on current leverage.

Alfamation Debt

At March 31, 2024, the total debt assumed in connection with the acquisition of Alfamation was valued at $9.4 million. The acquisition is discussed further in Note 3 to our consolidated financial statements in this Report and the debt is discussed further in Note 10 to our consolidated financial statements in this Report. This debt is comprised of both fixed and variable rate bank issued term loans as well as $2.1 million of short-term variable rate financing backed by Alfamation’s accounts receivable. This debt is spread across a number of different institutions with monthly, quarterly or half-yearly repayment schedules. The average interest rate being paid at March 31, 2024 was 1.9% for fixed rate debt and 5.0% for variable rate debt. The average rate for total debt at March 31, 2024 was 4.0%.

Total interest expense from all of our debt for the three months ended March 31, 2024 and 2023 was $140,000 and $182,000, respectively.

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$27,331	$45,260
Working capital	$45,736	$61,479

As of March 31, 2024, $6.9 million, or 25% of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our Revolving Facility is discussed in Note 10 to our consolidated financial statements in this Report.

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

Cash Flows

Operating Activities. For the three months ended March 31, 2024, we recorded net earnings of $662,000. Net cash provided by operations during this period was $2.1 million. During the three months ended March 31, 2024, we had non-cash charges of $1.3 million for depreciation and amortization which included $403,000 of amortization related to our ROU assets. Our operating lease liabilities declined $447,000 during this same period. During the three months ended March 31, 2024, we recorded $349,000 for amortization of deferred compensation expense related to stock-based awards. During the first quarter of 2024, accounts receivable increased $982,000, inventories increased $396,000 and prepaid expenses and other current assets declined $508,000. During this same period, accrued wages and benefits increased $939,000 while customer deposits and deferred revenue (including deferred revenue, net of current portion) declined $782,000. All of these fluctuations represent normal variations due to varying timing of payments, receipt of cash from customers and normal accruals that are standard in our business operations.

Investing Activities. During the three months ended March 31, 2024, we paid $18.9 million in net cash for the acquisition of Alfamation which is discussed in more detail in Note 3 to our consolidated financial statements in this Report. Purchases of property and equipment were $340,000, during this period, representing capital expenditures in the normal course of business. We have no significant commitments for capital expenditures for the balance of 2024; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate. These additional cash requirements would be funded by our cash and cash equivalents, anticipated net cash to be provided by operations and our revolving credit facility.

Financing Activities. During the three months ended March 31, 2024, we had borrowings under Alfamation’s short-term borrowing arrangements of $273,000 and made principal payments on our long-term debt totaling $1.2 million. There were no other significant amounts used by or received from financing activities during the quarter.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements in this Report for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2024, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2023 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2024 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are exposed to certain market risks as part of our ongoing business operations, including concentration of credit risk and risks from foreign currency exchange rate and interest rate fluctuations. These risks could adversely affect our consolidated financial position, results of operations or cash flows. We manage these risks through ongoing operating and monitoring activities.

Concentration of Credit Risk. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Our domestic cash equivalents consist primarily of money market funds invested in U.S. Treasuries and government agencies. At March 31, 2024, we also had approximately $6.9 million, or 25% of our cash that was held by our foreign subsidiaries in accounts at local banks. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. We grant credit to customers and generally require no collateral. Although we do not currently foresee a significant credit risk associated with the outstanding accounts receivable, repayment is dependent upon the financial stability of our customers. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. There were no customers who accounted for more than 10% of our accounts receivable balance as of March 31, 2024.

Exchange Rate Risk Management. We have operations in several foreign countries and subsidiaries who report their results in a functional currency other than the U.S. dollar but invoice the majority of their customers in U.S. dollars. For the three months ended March 31, 2024 and 2023, sales transacted in foreign currencies accounted for approximately 22% and 14%, respectively of our consolidated revenue. This exposes us to the risk of incurring both realized and unrealized exchange gains and losses. We do not currently use derivatives to manage this risk. The most significant risk we face is related to accounts receivable that are denominated in U.S. dollars for transactions that are recorded in the local currency of the operation. At March 31, 2024, we had approximately 15% of our accounts receivable denominated in U.S. dollars but recorded in the local currency of the operation. We do maintain bank accounts in most of our foreign locations that can receive and hold U.S. dollars.

Interest Rate Risk Management. We are exposed to potential losses due to changes in interest rates. Our interest rate exposure is primarily related to short-term and long-term debt where the interest rates are variable. At March 31, 2024, we had an aggregate of $20.4 million in short-term and long-term debt, of which approximately 55% had variable rates, including $4.8 million under the Term Note portion of the Credit Facility.

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

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because of the material weakness in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. The identified material weakness contributed to the restatements of our financial statements for the three and nine months ended September 30, 2023.

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

Item 1A. Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - "Risk Factors" of our 2023 Form 10-K filed with the Securities and Exchange Commission on March 27, 2024. There have been no material changes from the risk factors set forth in our 2023 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of common stock withheld by the Company for net settlement of restricted stock awards for the first quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31	-		$-	-	-
February 1-29	-		$-	-	-
March 1-31	2,757	(1)	$11.16	-	-
Total	2,757		$11.16	-

(1)	Shares withheld to cover tax withholding obligations under the net settlement provisions of our restricted stock awards.

On March 12, 2024 the Company entered into a stock purchase agreement (the “Purchase Agreement”) by and among inTEST Italy, Inc., a wholly owned subsidiary of the Company (“Buyer”), Mauro Arigossi (“Arigossi”), and Elettra S.S., a company incorporated under the Laws of Italy (“Elettra”, and together with Arigossi, each a “Seller” and collectively, the “Sellers”). In accordance with the Purchase Agreement the Sellers, being the sole legal and beneficial owners of all of the outstanding capital shares of Alfamation S.p.A., an Italian joint-stock company (the “Alfamation”), agreed to sell and the Buyer agreed to purchase all of the  outstanding capital shares of Alfamation. As part of the consideration paid under the Purchase Agreement, the Sellers was issued 187,432 shares of common stock of the Company, par value $0.01 (the “Shares”). The Shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933. For further information on the acquisition please refer to Note 3 to our consolidated financial statements in this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the first quarter ended March 31, 2024, none of the Company's directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

Item 6.	Exhibits

10.1	Separation Agreement, dated February 5, 2024, between inTEST Corporation and Scott Nolen. (1)
10.2*	Stock Purchase Agreement, by and among inTEST Corporation, inTEST Italy, Inc., Mauro Arigossi, and Elettra S.S., dated as of March 12, 2024. (2)
10.3	Lease Agreement, by and between Alfamation S.p.A. and Elettra Real Estate S.r.l, dates as of March 12, 2024. (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated February 7, 2024, File No. 001-36117, filed February 7, 2024, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated March 12, 2024, File No. 001-36117, filed March 12, 2024, and incorporated herein by reference.
*

Certain schedules of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission or its staff a copy of the omitted schedules upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	May 9, 2024	/s/ Richard N. Grant, Jr.
Richard N. Grant, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2024	/s/ Duncan Gilmour
Duncan Gilmour
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)