Form 10-Q
period 2024-06-30
INTEST CORP
filed 2024-08-09
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on July 31, 2024:   12,516,280

inTEST CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,370	$45,260
Trade accounts receivable, net of allowance for credit losses of $416 and $474, respectively	30,066	18,175
Inventories	28,563	20,089
Prepaid expenses and other current assets	2,379	2,254
Total current assets	81,378	85,778
Property and equipment:
Machinery and equipment	8,900	7,118
Leasehold improvements	4,001	3,601
Gross property and equipment	12,901	10,719
Less: accumulated depreciation	(8,372)	(7,529)
Net property and equipment	4,529	3,190
Right-of-use assets, net	11,561	4,987
Goodwill	34,868	21,728
Intangible assets, net	27,058	16,596
Deferred tax assets	-	1,437
Restricted certificates of deposit	100	100
Other assets	1,060	1,013
Total assets	$160,554	$134,829

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of Term Note and other long-term debt	$11,989	$4,100
Current portion of operating lease liabilities	1,852	1,923
Accounts payable	8,281	5,521
Accrued wages and benefits	4,794	4,156
Accrued professional fees	1,100	1,228
Customer deposits and deferred revenue	5,485	3,797
Accrued sales commissions	804	1,055
Domestic and foreign income taxes payable	-	1,038
Other current liabilities	1,945	1,481
Total current liabilities	36,250	24,299
Operating lease liabilities, net of current portion	10,064	3,499
Term Note and other long-term debt, net of current portion	9,110	7,942
Contingent consideration	814	1,093
Deferred revenue, net of current portion	1,256	1,331
Deferred tax liabilities	1,790	-
Other liabilities	1,768	384
Total liabilities	61,052	38,548
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,591,662 and 12,241,925 shares issued, respectively	126	122
Additional paid-in capital	57,660	54,450
Retained earnings	43,088	42,196
Accumulated other comprehensive earnings	(430)	414
Treasury stock, at cost; 79,382 and 75,758 shares, respectively	(942)	(901)
Total stockholders' equity	99,502	96,281
Total liabilities and stockholders' equity	$160,554	$134,829

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$33,991	$32,558	$63,815	$64,477
Cost of revenue	20,194	17,528	36,942	34,395
Gross profit	13,797	15,030	26,873	30,082

Operating expenses:
Selling expense	4,105	4,661	8,695	9,116
Engineering and product development expense	2,218	1,983	4,200	3,887
General and administrative expense	7,138	5,042	13,150	10,217
Total operating expenses	13,461	11,686	26,045	23,220

Operating income	336	3,344	828	6,862
Interest expense	(253)	(176)	(393)	(358)
Other income	213	197	648	255

Earnings before income tax expense	296	3,365	1,083	6,759
Income tax expense	66	572	191	1,149

Net earnings	$230	$2,793	$892	$5,610

Earnings per common share - basic	$0.02	$0.25	$0.07	$0.51

Weighted average common shares outstanding - basic	12,234,599	11,241,183	12,130,480	10,998,456

Earnings per common share - diluted	$0.02	$0.24	$0.07	$0.49

Weighted average common shares and common share equivalents outstanding - diluted	12,330,280	11,696,569	12,244,289	11,392,617

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net earnings	$230	$2,793	$892	$5,610

Unrealized gain (loss) on interest rate swap agreement	(44)	28	(58)	(71)
Foreign currency translation adjustments	(697)	153	(786)	323

Comprehensive earnings (loss)	$(511)	$2,974	$48	$5,862

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

	Six Months Ended June 30, 2024
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Stock	Equity
Balance, January 1, 2024	12,241,925	$122	$54,450	$42,196	$414	$(901)	$96,281

Net earnings	-	-	-	662	-	-	662
Other comprehensive loss	-	-	-	-	(103)	-	(103)
Amortization of deferred compensation related to stock-based awards	-	-	349	-	-	-	349
Issuance of shares in connection with acquisition of Alfamation	187,432	2	2,084	-	-	-	2,086
Issuance of unvested shares of restricted stock	138,838	1	(1)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(11,200)	-	-	-	-	-	-
Stock options exercised	4,925	-	18	-	-	-	18
Shares issued under Employee Stock Purchase Plan	4,104	-	54	-	-	-	54
Shares surrendered to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(30)	(30)

Balance, March 31, 2024	12,566,024	125	56,954	42,858	311	(931)	99,317

Net earnings	-	-	-	230	-	-	230
Other comprehensive loss	-	-	-	-	(741)	-	(741)
Amortization of deferred compensation related to stock-based awards	-	-	564	-	-	-	564
Stock options exercised	21,155	1	97	-	-	-	98
Shares issued under Employee Stock Purchase Plan	4,483	-	45	-	-	-	45
Shares surrendered to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(11)	(11)

Balance, June 30, 2024	12,591,662	$126	$57,660	$43,088	$(430)	$(942)	$99,502

	Six Months Ended June 30, 2023
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2023	11,063,271	$111	$31,987	$32,854	$218	$(214)	$64,956

Net earnings	-	-	-	2,817	-	-	2,817
Other comprehensive earnings	-	-	-	-	71	-	71
Amortization of deferred compensation related to stock-based awards	-	-	474	-	-	-	474
Issuance of unvested shares of restricted stock	90,588	1	(1)	-	-	-	-
Forfeitures of unvested shares of restricted stock	(13,271)	-	-	-	-	-	-
Stock options exercised	25,200	-	165	-	-	-	165
Shares issued under Employee Stock Purchase Plan	2,292	-	48	-	-	-	48
Shares surrendered to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(33)	(33)

Balance, March 31, 2023	11,168,080	112	32,673	35,671	289	(247)	68,498

Net earnings	-	-	-	2,793	-	-	2,793
Other comprehensive earnings	-	-	-	-	181	-	181
Amortization of deferred compensation related to stock-based awards	-	-	605	-	-	-	605
Issuance of unvested shares of restricted stock	6,873	-	-	-	-	-	-
Stock options exercised	86,600	1	734	-	-	-	735
Shares issued under Employee Stock Purchase Plan	1,870	-	49	-	-	-	49
Shares surrendered to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(41)	(41)
Issuance of common stock, net	921,797	9	19,235	-	-	-	19,244

Balance, June 30, 2023	12,185,220	$122	$53,296	$38,464	$470	$(288)	$92,064

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$892	$5,610
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,806	2,350
Provision for excess and obsolete inventory	306	266
Foreign exchange (gain) loss	13	(47)
Amortization of deferred compensation related to stock-based awards	913	1,079
Discount on shares sold under Employee Stock Purchase Plan	15	14
Loss on disposal of property and equipment	19	98
Deferred income tax expense (benefit)	347	(685)
Changes in assets and liabilities:
Trade accounts receivable	(5,693)	(372)
Inventories	1,966	(693)
Prepaid expenses and other current assets	1,296	212
Other assets	(118)	2
Operating lease liabilities	(765)	(849)
Accounts payable	(1,899)	(1,607)
Accrued wages and benefits	(681)	(351)
Accrued professional fees	(124)	117
Customer deposits and deferred revenue	(861)	625
Accrued sales commissions	(244)	(266)
Domestic and foreign income taxes payable	(851)	(220)
Other current liabilities	(94)	76
Deferred revenue, net of current portion	(75)	-
Other liabilities	(183)	(17)
Net cash (used in) provided by operating activities	(3,015)	5,342

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(18,727)	-
Purchase of property and equipment	(656)	(709)
Net cash used in investing activities	(19,383)	(709)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from public offering of common stock	-	19,244
Proceeds from short-term borrowings	1,120	-
Repayments of long-term borrowings	(3,129)	(2,050)
Proceeds from stock options exercised	116	900
Proceeds from shares sold under Employee Stock Purchase Plan	84	83
Settlement of employee tax liabilities in connection with treasury stock transaction	(41)	(74)
Net cash (used in) provided by financing activities	(1,850)	18,103

Effects of exchange rates on cash	(642)	123

Net cash (used in) provided by all activities	(24,890)	22,859
Cash, cash equivalents and restricted cash at beginning of period	45,260	14,576
Cash, cash equivalents and restricted cash at end of period	$20,370	$37,435

Cash payments for:
Domestic and foreign income taxes	$1,153	$2,060

Details of acquisition:
Fair value of assets acquired, net of cash	$32,189
Liabilities assumed	(24,929)
Stock issued	(2,086)
Goodwill resulting from acquisition	13,553
Net cash paid for acquisition	$18,727

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

On March 12, 2024 we completed the acquisition of Alfamation S.p.A., an Italian joint-stock company (“Alfamation”), for an aggregate base purchase price of approximately EUR 20,000 comprised of: (i) EUR 18,000, or $19,674, in cash; and (ii) 187,432 shares of our common stock, valued at $2,086 based on the closing price of our stock on the date of acquisition. The cash portion of the purchase price was subject to customary working capital adjustments. These adjustments were finalized in June 2024 and resulted in recording an additional EUR 129, or $141, in purchase price for assets delivered at closing in excess of agreed upon thresholds. The liabilities assumed in connection with the acquisition included debt of approximately EUR 10,294, or $11,252. The acquisition is discussed further in Note 3. The debt assumed is discussed further in Note 10.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the six months ended June 30, 2024.

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

Periodically we have restricted cash which represents amounts deposited at our banks to support bank guarantees which certain of our customers require as a condition of paying large deposits on orders they place with us. Typically, the amount of the deposit and related guarantee declines as shipments are made against the order. At June 30, 2024 and December 31, 2023, we had no amounts classified as restricted cash.

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

For the six months ended June 30, 2024, we utilized $48 of the allowance for credit losses to offset the write-off of a receivable in our Electronic Test segment. There were no other significant changes in the amount of the allowance for credit losses during this time period. There was no bad debt expense recorded for the six months ended June 30, 2024. During the six months ended June 30, 2023, we recorded a bad debt recovery of $79. This amount had been fully written off prior to our acquisition of Acculogic and was no longer in our accounts receivable balance.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, accrued expenses, our credit facility, interest rate swaps and our liabilities for contingent consideration. Our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost which approximates fair value, due to the short maturities of the accounts. Our short-term investments are classified as held-to-maturity and carried at amortized cost. Our credit facility and our interest rate swap are discussed further below and in Notes 4 and 10. Our liabilities for contingent consideration are accounted for in accordance with the guidance in ASC Topic 820 (Fair Value Measurement). ASC Topic 820 establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Our contingent consideration liabilities are measured at fair value on a recurring basis using Level 3 inputs which are inputs that are unobservable and significant to the overall fair value measurement. These unobservable inputs reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. See Note 4 for further disclosures related to the fair value of our liabilities for contingent consideration.

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

Revenue Recognition

We recognize revenue in accordance with the guidance in ASC Topic 606 (Revenue from Contracts with Customers). We recognize revenue for the sale of products or services when our performance obligations under the terms of a contract with a customer are satisfied and control of the product or service has been transferred to the customer. Generally, this occurs when we ship a product or perform a service. In certain cases, recognition of revenue is deferred until the product is received by the customer or at some other point in the future when we have determined that we have satisfied our performance obligations under the contract. Periodically, certain customers may request bill-and-hold arrangements. In such cases, revenue is not recognized until after control has transferred which is generally when the customer has requested such transaction and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, (iii) has been separated from our inventory and is ready for physical transfer to the customer, and (iv) we cannot use the product or redirect the product to another customer. Our contracts with customers may include a combination of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In addition to the sale of products and services, we also lease certain of our equipment to customers under short-term lease agreements. We recognize revenue from equipment leases on a straight-line basis over the lease term.

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

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. Our criteria identify excess material as the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. Our criteria identify obsolete material as material that has not been used in a work order during the prior twenty-four months. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $306 and $266 for the six months ended June 30, 2024 and 2023, respectively.

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

Contingent Liability for Repayment of State and Local Grant Funds Received

In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $550 to help offset a portion of the cost of the leasehold improvements we made to this facility. The final payment of $87 was received during the three months ended March 31, 2022. In exchange for the funds we received under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2024. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. At June 30, 2024, $123 of the total proceeds received could still be required to be repaid if we do not meet the targets. We have recorded this amount as a contingent liability which is included in other liabilities on our consolidated balance sheet. Those portions of the proceeds which are no longer subject to repayment are reclassified to deferred grant proceeds and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheet and totaled $280 at June 30, 2024. At June 30, 2024, we were in compliance with the employment targets as specified in the grant agreement with the city of Rochester.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average common shares outstanding - basic	12,234,599	11,241,183	12,130,480	10,998,456
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	95,681	455,386	113,809	394,161
Weighted average common shares and common share equivalents outstanding - diluted	12,330,280	11,696,569	12,244,289	11,392,617

Average number of potentially dilutive securities excluded from calculation because their effect was anti-dilutive during the period	599,276	96,661	516,930	125,545

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

On March 12, 2024 we completed the acquisition of Alfamation S.p.A., an Italian joint-stock company (“Alfamation”). Alfamation is a leading global provider of state-of-the-art test and measurement solutions for the automotive, life sciences and specialty consumer electronics markets. Alfamation is included in our Electronic Test operating segment. The acquisition of Alfamation deepens our presence in the automotive/EV and life science markets, expands our exposure in consumer electronics, extends our geographic reach with a sizable footprint in Europe, and widens our portfolio of products and solutions. Additionally, we believe Alfamation brings engineering talent and a management team that culturally aligns with our mission to provide innovative, engineered solutions that address the high-value challenges of our customers. The aggregate purchase price was approximately EUR 20,000 comprised of: (i) EUR 18,000, or $19,674, in cash; and (ii) 187,432 shares of our common stock, valued at $2,086 based on the closing price of our stock on the date of acquisition. The cash portion of the purchase price was subject to customary working capital adjustments. These adjustments were finalized in June 2024 and resulted in recording an additional EUR 129, or $141, in purchase price for assets delivered at closing in excess of agreed upon thresholds. The liabilities assumed in connection with the acquisition included debt of approximately EUR 10,294, or $11,252. The debt assumed is discussed further in Note 10. Total acquisition costs incurred to complete this transaction were $1,139. Acquisition costs were expensed as incurred and included in general and administrative expense.

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

The acquisition of Alfamation has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Alfamation have been included in our consolidated results of operations from the date of acquisition. The allocation of the purchase price for Alfamation is not yet complete. The preliminary allocation of the Alfamation purchase price was based on estimated fair values as of March 12, 2024. We are currently working with third-party valuation specialists to assist us with our purchase accounting. The information that needs to be gathered from multiple sources, including the records and personnel at Alfamation, is not yet fully assembled. As a result, the values reflected below are preliminary and we expect that they may change. Adjustments to these preliminary amounts will be included in the final allocation of the purchase price for Alfamation, which we expect to finalize in the third quarter of 2024. These adjustments could be material.

The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill and is not deductible for tax purposes. Goodwill is attributed to synergies that are expected to result from the operations of the combined businesses.

The total purchase price of $21,901 has been allocated as follows:

Goodwill	$13,553
Identifiable intangible assets	12,351
Tangible assets acquired and liabilities assumed:
Cash	1,088
Trade accounts receivable	6,038
Inventories	11,101
Other current assets	1,045
Property and equipment	1,421
Other assets	233
Accounts payable	(4,720)
Accrued expenses	(4,357)
Deferred tax liability	(2,964)
Debt (current and long-term)	(11,252)
Other non-current liabilities	(1,636)
Total purchase price	$21,901

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

The following table summarizes the estimated fair value of Alfamation’s identifiable intangible assets and their estimated useful lives as of the acquisition date:

	Fair Value	Weighted Average Estimated Useful Life
		(in years)
Finite-lived intangible assets:
Customer relationships	$6,449	15.0
Technology	2,951	10.0
Customer backlog	984	1.0
Total finite-lived intangible assets	10,384	12.3

Indefinite-lived intangible assets:
Trade name	1,967
Total intangible assets	$12,351

For the period from March 13, 2024 to June 30, 2024, Alfamation contributed $11,098 of revenue and net earnings of $482.

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

	Three Months Ended June 30,
	2024	2023

Revenue	$33,991	$41,756
Net earnings	$230	$4,690
Diluted earnings per share	$0.02	$0.39

	Six Months Ended June 30,
	2024	2023

Revenue	$68,743	$80,230
Net earnings	$710	$7,917
Diluted earnings per share	$0.06	$0.68

The pro forma results shown above do not reflect the impact on general and administrative expense of investment advisory costs, legal costs and other costs of $1,139 incurred by us as a direct result of the transaction.

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

Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021, and represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to Electric Vehicle (“EV”) or battery customers. We may pay the seller up to an additional CAD $5,000 in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2,500 per year in each of the five years. The maximum payment is capped at CAD $5,000, which equates to approximately $3,655 at June 30, 2024. There were no payments due to the seller for the years ended December 31, 2022 or 2023. To estimate the fair value of the contingent consideration at the acquisition date, an option-based income approach using a Monte Carlo simulation model was utilized due to the non-linear payout structure. As of the acquisition date, this resulted in an estimated fair value of $1,430. This amount was recorded as a contingent consideration liability and included in the purchase price as of the acquisition date. We reassess the estimated fair value of this liability annually using this same approach, or more frequently, if we determine that there have been material changes to the assumptions used in the calculation of the probable payout. Changes in the amount of the estimated fair value of the earnouts since the acquisition date are recorded as operating expenses in our consolidated statement of operations in the quarter in which they occur. During the quarter ended June 30, 2024 we further reduced the contingent consideration liability by $50. At June 30, 2024, the contingent consideration had an estimated fair value of $1,008. The current portion of our contingent consideration liability was $194 and $0 at June 30, 2024 and December 31, 2023, respectively, and was included in Other Current Liabilities on our consolidated balance sheets. Ther non-current portion of the liability is included in Other Liabilities on our consolidated balance sheets.

The following fair value hierarchy table presents information about assets and (liabilities) measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2024
Contingent consideration liability – Acculogic	$(1,008)	$-	$-	$(1,008)
Interest rate swap	$227	$-	$227	$-

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2023
Contingent consideration liability – Acculogic	$(1,093)	$-	$-	$(1,093)
Interest rate swap	$285	$-	$285	$-

Changes in the fair value of our Level 3 contingent consideration liabilities for the six months ended June 30, 2024 were as follows:

Six Months Ended June 30, 2024
Balance at beginning of period	$1,093
Reduction in estimated fair value	(50)
Impact of foreign currency translation adjustments	(35)

Balance at end of period	$1,008

(5)	GOODWILL AND INTANGIBLE ASSETS

We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our balance sheets are the result of our acquisitions.

Goodwill

Changes in the amount of the carrying value of goodwill for the six months ended June 30, 2024 are as follows:

Balance - January 1, 2024	$21,728
Acquisition of Alfamation	13,553
Impact of foreign currency translation adjustments	(413)
Balance – June 30, 2024	$34,868

Goodwill was comprised of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Electronic Test	$16,631	$3,436
Environmental Technologies	1,817	1,817
Process Technologies	16,420	16,475
Total goodwill	$34,868	$21,728

Intangible Assets

Changes in the amount of the carrying value of indefinite-lived intangible assets for the six months ended June 30, 2024 are as follows:

Balance - January 1, 2024	$8,398
Acquisition of Alfamation	1,967
Impact of foreign currency translation adjustments	(74)
Balance – June 30, 2024	$10,291

Changes in the amount of the carrying value of finite-lived intangible assets for the six months ended June 30, 2024 are as follows:

Balance - January 1, 2024	$8,198
Acquisition of Alfamation	10,384
Impact of foreign currency translation adjustments	(323)
Amortization	(1,492)
Balance - June 30, 2024	$16,767

Intangible assets were allocated to our reporting segments at June 30, 2024 and December 31, 2023 as follows:

	June 30,	December 31,
	2024	2023
Electronic Test	14,986	3,728
Environmental Technologies	787	794
Process Technologies	11,285	12,074
Total intangible assets	$27,058	$16,596

The following tables provide further detail about our intangible assets as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$22,613	$10,577	$12,036
Technology	5,737	1,681	4,056
Patents	590	590	-
Backlog	1,455	780	675
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	30,805	14,038	16,767
Indefinite-lived intangible assets:
Trademarks	10,291	-	10,291
Total intangible assets	$41,096	$14,038	$27,058

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,407	$9,687	$6,720
Technology	2,895	1,417	1,478
Patents	590	590	-
Backlog	499	499	-
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	20,801	12,603	8,198
Indefinite-lived intangible assets:
Trademarks	8,398	-	8,398
Total intangible assets	$29,199	$12,603	$16,596

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

The following table sets forth the estimated annual amortization expense for each of the next five years:

2024 (remainder)	$1,809
2025	$2,656
2026	$1,857
2027	$1,364
2028	$1,234

(6)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 14 for information about revenue by operating segment and geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue by customer type:
End user	$27,496	$21,877	$48,926	$43,581
OEM/Integrator	6,495	10,681	14,889	20,896
	$33,991	$32,558	$63,815	$64,477

Revenue by product type:
Thermal test	$4,228	$6,172	$7,927	$11,993
Thermal process	9,843	11,872	20,798	21,694
Semiconductor test	4,014	8,753	10,296	16,859
Video imaging	1,685	2,434	3,804	5,082
Flying probe and in-circuit testers	1,031	1,417	3,775	2,576
Alfamation products	9,719	-	11,098	-
Service/other	3,471	1,910	6,117	6,273
	$33,991	$32,558	$63,815	$64,477

Revenue by market:
Semiconductor	$10,124	$18,833	$25,091	$36,516
Industrial	3,415	2,806	7,602	5,943
Automotive (including Electric Vehicles)	10,735	1,542	14,693	4,139
Life Sciences	2,194	1,135	2,847	2,648
Defense/aerospace	3,682	3,890	6,921	6,729
Security	792	936	1,333	1,902
Other	3,049	3,416	5,328	6,600
	$33,991	$32,558	$63,815	$64,477

During the second quarter of 2024, we recognized $1,385 of revenue for systems sold to one of our customers which remained at our location as of June 30, 2024 under the terms of a bill-and-hold arrangement with this customer. The customer informed us that they did not have space for these systems and requested that we invoice them on the originally agreed upon delivery date but hold them at our location until they have sufficient space to accept delivery. Under our agreement with this customer they will provide a shipment date that is not more than 90 days from the date of invoicing. As of the date we invoiced our customer, the systems were packaged and ready for physical transfer to our customer as soon as we receive direction from our customer to do so. These systems cannot be used to fulfill any other customer’s order. Control of the systems transferred to our customer on the date we invoiced them. We have no remaining performance obligations other than the obligation to store these systems until shipment, which we have determined to be a de-minimis performance obligation.

(7)	MAJOR CUSTOMERS

During the six months ended June 30, 2024, one customer accounted for 11% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. No other customers accounted for 10% or more of our consolidated revenue during the six months ended June 30, 2024. During the six months ended June 30, 2023, one customer accounted for 14% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. No other customers accounted for 10% or more of our consolidated revenue during the six months ended June 30, 2023.

(8)	INVENTORIES

Inventories held at June 30, 2024 and December 31, 2023 were comprised of the following:

	June 30, 2024	December 31, 2023
Raw materials	$16,866	$15,948
Work in process	6,776	1,563
Inventory consigned to others	164	98
Finished goods	4,757	2,480
Total inventories	$28,563	$20,089

(9)	LEASES

As previously discussed in Note 2, we account for our leases in accordance with the guidance in ASC Topic 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2032. Total operating lease and short-term lease costs for the three and six months ended June 30, 2024 and 2023, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating lease cost	$509	$403	$960	$803
Short-term lease cost	$4	$4	$7	$7

The following is additional information about our leases as of June 30, 2024:

Range of remaining lease terms (in years)	.3	to	7.7
Weighted average remaining lease term (in years)		6.1
Weighted average discount rate		6.6%

Maturities of lease liabilities as of June 30, 2024 were as follows:

2024 (remainder)	$1,277
2025	2,551
2026	2,398
2027	2,231
2028	1,667
Thereafter	4,174
Total lease payments	$14,298
Less imputed interest	(2,382)
Total	$11,916

Cash Flow Information

Total amortization of ROU assets was $282 and $685 for the three months and six months ended June 30, 2024, respectively, and $391 and $782 for the three months and six months ended June 30, 2023, respectively.

During the six months ended June 30, 2024 we acquired several auto leases in connection with our acquisition of Alfamation. The acquisition is discussed further in Note 3. We also entered into the Lease Agreement, described in Note 3, for the facility where Alfamation has its principal operations. This facility is owned by the seller. The leased premises include warehouse and office space totaling approximately 51,817 square feet. The yearly lease payment is EUR 260. The impact of the acquisition of these leases was a non-cash increase in our ROU assets and operating lease liabilities of approximately $1,758 at the date of the acquisition.

During the six months ended June 30, 2024 we also extended several building leases for certain of our facilities located in the U.S., the Netherlands and Singapore. At the effective dates of these extensions, we recorded non-cash increases in our ROU assets and operating lease liabilities totaling approximately $5,568.

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

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at June 30, 2024 and December 31, 2023 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	June 30, 2024	Dec. 31, 2023
Mt. Laurel, NJ	3/29/2010	4/30/2025	4/30/2031	$50	$50
Mansfield, MA	10/27/2010	12/31/2024	2/9/2032	50	50
				$100	$100

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

Since December 30, 2021, we have further amended the Loan Agreement on several occasions. The latest amendment occurred on May 2, 2024, when we entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”). Under the Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note was raised to $50,500. The available funding at June 30, 2024 under the Term Note was $30,000. In addition, the period during which we may request advances under the Term Note was extended until May 2, 2026, and the Term Note and revolving credit facility maturity date was extended from September 19, 2027 to May 2, 2031.

At June 30, 2024, we had not borrowed any amounts under the $10 million Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement.

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

The Amended Loan Agreement contains customary default provisions, including but not limited to the failure by us to repay obligations when due, violation of provisions or representations provided in the Amended Loan Agreement, bankruptcy by us, suspension of our business or any of our subsidiaries and certain material judgments. After expiration of the Contract Period or if a continued event of default occurs, interest will accrue on the principal balance at a rate of 2% in excess of the then applicable nondefault interest rate. The Amended Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Amended Loan Agreement are secured by liens on substantially all of our tangible and intangible assets that are owned as of the Closing Date or acquired thereafter. At June 30, 2024, we were in compliance with all of the covenants included in the Credit Facility, except for the fixed charge coverage ratio financial covenant which was 1.16 to 1.0 for the quarter ended June 30, 2024, for which we have received a one-time waiver from M&T.

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

On December 29, 2021, we drew $8,500 under the Term Note to finance the acquisition of Acculogic as discussed above. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At June 30, 2024, it was approximately 7.4% based on current leverage. Effective August 1, 2024, this rate was 7.5%.

The following table sets forth the annual maturities for the balance of the Term Note:

2024 (remainder)	$2,050
2025	4,100
2026	3,842
$9,992

Alfamation Debt

At June 30, 2024, the total debt assumed in connection with the acquisition of Alfamation was valued at $11,106. The acquisition is discussed further in Note 3. This debt is comprised of both fixed and variable rate bank issued term loans as well as $4,788 of short-term variable rate financing backed by Alfamation’s accounts receivable. This debt is spread across a number of different institutions with monthly, quarterly or half-yearly repayment schedules. The average interest rate being paid at June 30, 2024 was 2.8% for fixed rate debt and 5.0% for variable rate debt. The average rate for total debt at June 30, 2024 was 4.2%.

The following table sets forth the maturities of this debt for each of the next five years:

2024 (remainder)	$6,654
2025	2,026
2026	1,274
2027	741
2028	411
$11,106

Total interest expense for the six months ended June 30, 2024 and 2023 related to our various debt arrangements was $393 and $358, respectively.

(11)	STOCK-BASED COMPENSATION PLAN

As of June 30, 2024, we had unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 13 to the consolidated financial statements in our 2023 Form 10-K.

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. As of June 30, 2024, total compensation expense to be recognized in future periods was $4,249. The weighted average period over which this expense is expected to be recognized was 2.5 years.

The following table summarizes the compensation expense we recorded during the three and six months ended June 30, 2024 and 2023 related to unvested shares of restricted stock and stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$37	$29	$68	$48
Selling expense	14	11	25	21
Engineering and product development expense	8	9	12	19
General and administrative expense	505	556	808	991
	$564	$605	$913	$1,079

There was no compensation expense capitalized in three and six months ended June 30, 2024 or 2023.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the six months ended June 30, 2024 and 2023 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2024	2023
Risk-free interest rate	3.98%	3.93%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.57	.57
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the six months ended June 30, 2024 and 2023 was $6.55 and $9.43, respectively.

The following table summarizes the activity related to stock options for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2024 (171,735 exercisable)	505,006	$10.46
Granted	165,364	11.33
Exercised	(26,080)	4.45
Canceled	(23,401)	10.27
Options outstanding, June 30, 2024 (266,310 exercisable)	620,889	10.95

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

On October 1, 2021, we issued restricted stock awards totaling 5,000 shares to a member of senior management. These shares will vest on January 1, 2025 at a vesting percentage that could range from 0% to 150% of the number of shares awarded on October 1, 2021. The final vesting percentage will be based on the achievement of certain performance metrics related to our consolidated operating results. At December 31, 2023, we reduced the estimate of the final vesting percentage to 50%. At June 30, 2024, this estimate has been further reduced to 0% based on our current assessment of the probable achievement against the relevant performance metrics.

On March 9, 2022, our CEO and CFO received restricted stock awards totaling 20,493 shares valued at $200 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 9, 2022. The final vesting percentage will be based on the achievement of certain performance metrics, including revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. At December 31, 2023, we reduced the estimate of the final vesting percentage to 50%. At June 30, 2024, this estimate has been further reduced to 0% based on our current assessment of the probable achievement against the relevant performance metrics.

On March 8, 2023, our CEO, CFO and the Division Presidents of two of our operating segments received restricted stock awards totaling 18,888 shares valued at $303 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics related to revenue for the year ending December 31, 2025 as determined by the Compensation Committee of our Board of Directors. At June 30, 2024, we have estimated that these shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.

On May 8, 2023 the newly appointed president of our Environmental Technologies segment received performance-based restricted stock awards totaling 5,081 shares valued at $108 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on May 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for specified time periods. As of June 30, 2024, we have estimated that these shares will vest at 100% of the original amount.

On January 16, 2024 the newly appointed president of our Process Technologies segment received performance-based restricted stock awards totaling 8,231 shares valued at $100 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on January 16, 2024. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for specified time periods. As of June 30, 2024, we have estimated that these shares will vest at 100% of the original amount.

On March 6, 2024, our CEO, CFO and the Division Presidents of our three operating segments received restricted stock awards totaling 33,539 shares valued at $380 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 6, 2024. The final vesting percentage will be based on the achievement of certain performance metrics related to adjusted EBITDA for the year ended December 31, 2026 as determined by the Compensation Committee of our Board of Directors. At June 30, 2024, we have estimated that these shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.

The following table summarizes the activity related to unvested restricted stock awards for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2024	189,784	$11.51
Granted	138,838	11.38
Vested	(66,804)	10.96
Forfeited	(11,200)	12.29
Unvested shares outstanding, June 30, 2024	250,618	11.55

The total fair value of the restricted stock awards that vested during the six months ended June 30, 2024 and 2023 was $552 and $1,153, respectively, as of the vesting dates of these awards.

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

During the six months ended June 30, 2024, employees purchased 8,587 shares of our common stock through the ESPP at a cost of $84. The closing market price of our common stock on the dates of purchase were $13.25 and $9.88, respectively. The prices paid by employees were $11.26 and $8.40, respectively, which represented a 15% discount. The total amount of the discount of $15 was recorded as compensation expense in our consolidated statements of operations. During the six months ended June 30, 2023, employees purchased 4,162 shares of our common stock through the ESPP at a cost of $82. The closing market price of our common stock on the dates of purchase were $20.74 and $26.26, respectively. The prices paid by employees were $17.63 and $22.32, respectively, which represented a 15% discount. The total amount of the discount of $15 was recorded as compensation expense in our consolidated statements of operations. From the effective date of the ESPP through June 30, 2024, a total of 51,519 shares of stock have been purchased by employees through the ESPP at a cost of $498. We have recorded a total of $88 of compensation expense in our consolidated statements of operations related to these shares.

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

As of June 30, 2024, all permanent employees of Acculogic Ltd, Ambrell, inTEST Corporation, inTEST EMS LLC, Temptronic Corporation and Videology, who are at least 18 years of age, are eligible to participate in the inTEST Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. Prior to the merger with the inTEST Plan, all permanent employees of Ambrell were immediately eligible to participate in the Ambrell Plan upon employment and were eligible for employer matching contributions after completing six months of service, as defined in the Ambrell Plan. The Ambrell Plan allowed eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We made a matching contribution of 50% of each employee's contributions up to a maximum of 10% of the employee's deferral with a maximum limit of $5.

For the three and six months ended June 30, 2024, we recorded expense for matching contributions to both plans of $219 and $608, respectively. For the three and six months ended June 30, 2023, we recorded expense for matching contributions to both plans of $199 and $571, respectively.

Employees of Alfamation in Italy are entitled to Trattamento di Fine Rapporto (“TFR”), commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The expense is recognized in personnel costs in our consolidated statements of operations and the required accrual is included in Other Liabilities on our consolidated balance sheets. At June 30, 2024, the amount recorded in Other Liabilities for TFR was $1,435.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Electronic Test	$16,159	$10,993	$27,275	$21,364
Environmental Technologies	8,273	8,136	15,101	16,178
Process Technologies	9,559	13,429	21,439	26,935
Total revenue	$33,991	$32,558	$63,815	$64,477

Income from divisional operations:
Electronic Test	$1,743	$2,641	$3,556	$5,219
Environmental Technologies	993	943	1,008	1,956
Process Technologies	970	2,592	2,931	5,268
Total income from divisional operations	3,706	6,176	7,495	12,443
Corporate expenses	(2,473)	(2,309)	(5,175)	(4,514)
Acquired intangible amortization	(897)	(523)	(1,492)	(1,067)
Interest expense	(253)	(176)	(393)	(358)
Other income (expense)	213	197	648	255
Earnings before income tax expense	$296	$3,365	$1,083	$6,759

	June 30,	December 31,
	2024	2023
Identifiable assets:
Electronic Test	$81,668	$32,505
Environmental Technologies	21,827	16,772
Process Technologies	55,460	56,842
Corporate	1,599	28,710
	$160,554	$134,829

The following table provides information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
U.S.	$14,423	$9,912	$24,900	$21,002
Foreign	19,568	22,646	38,915	43,475
	$33,991	$32,558	$63,815	$64,477

	June 30,	December 31,
	2024	2023
Property and equipment:
U.S.	$2,438	$2,502
Foreign	2,091	688
	$4,529	$3,190

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the period ended June 30, 2024 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, projections of revenue, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, that are based on management’s current expectations and estimates. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “could,” “will,” “plans,” “depending,” “seeking,” “anticipates,” “goal,” “objective,” “target,” “estimates,” “future,” “strategy,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current expectations and estimates. These statements involve risks and uncertainties and are based upon various assumptions. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:

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

The semi market is highly cyclical with recurring periods of oversupply, which often severely impact the semi market's demand for the products we manufacture and sell into the market. This cyclicality can cause wide fluctuations in both our orders and revenue and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. Market cycles are difficult to predict and, because they are generally characterized by sequential periods of growth or declines in orders and revenue during each cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. These periods of heightened or reduced demand can shift depending on various factors impacting both our customers and the markets that they serve. In addition, during both downward and upward cycles in the semi market, in any given quarter, the trend in both our orders and revenue can be erratic. This can occur, for example, when orders are canceled or currently scheduled delivery dates are accelerated or postponed by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

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

Acquisition

As discussed further in Note 3 to our consolidated financial statements in this Report, on March 12, 2024 we entered into a stock purchase agreement to acquire all of the outstanding capital shares of Alfamation, a leading global provider of state-of-the-art test and measurement solutions for the automotive, life sciences and specialty consumer electronics markets. Alfamation was founded in 1991 and is headquartered in Milan, Italy. Alfamation also has a small sales and service subsidiary based in Suzhou City, China. Alfamation is included in our Electronic Test operating segment. The aggregate purchase price was approximately EUR 20 million comprised of EUR 18 million in cash, or $19.0 million, and 187,432 shares of our common stock valued at $2.1 million based on the closing price of our stock on the date of acquisition. The cash portion of the purchase price is subject to customary working capital adjustments. This resulted in an additional payment of EUR 129,000, or $141,000 for assets delivered at closing in excess of agreed upon thresholds. This equates to a total purchase price of approximately $21.9 million. The liabilities assumed in connection with the acquisition included debt of approximately EUR 10.3 million, or $11.3 million. The debt assumed is discussed further in Note 10 to our consolidated financial statements in this Report.

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

Revenue

The following table sets forth, for the periods indicated, a breakdown of revenue by market (in thousands).

	Three Months Ended
					Change				Change
	6/30/2024		6/30/2023		$	%	3/31/2024		$	%
Revenue
Semi	$10,124	29.8%	$18,833	57.8%	$(8,709)	-46.2%	$14,967	50.2%	$(4,843)	-32.4%
Industrial	3,415	10.0%	2,806	8.6%	609	21.7%	4,187	14.0%	(772)	-18.4%
Auto/EV	10,735	31.6%	1,542	4.7%	9,193	596.2%	3,958	13.3%	6,777	171.2%
Life Sciences	2,194	6.5%	1,135	3.5%	1,059	93.3%	653	2.2%	1,541	236.0%
Defense/Aero	3,682	10.8%	3,890	11.9%	(208)	-5.3%	3,239	10.9%	443	13.7%
Security	792	2.3%	936	2.9%	(144)	-15.4%	541	1.8%	251	46.4%
Other	3,049	9.0%	3,416	10.6%	(367)	-10.7%	2,279	7.6%	770	33.8%
	$33,991	100.0%	$32,558	100.0%	$1,433	4.4%	$29,824	100.0%	$4,167	14.0%

	Six Months Ended
					Change
	6/30/2024		6/30/2023		$	%
Revenue
Semi	$25,091	39.3%	$36,516	56.6%	$(11,425)	-31.3%
Industrial	7,602	11.9%	5,943	9.2%	1,659	27.9%
Auto/EV	14,693	23.0%	4,139	6.4%	10,554	255.0%
Life Sciences	2,847	4.5%	2,648	4.1%	199	7.5%
Defense/Aero	6,921	10.8%	6,729	10.4%	192	2.9%
Security	1,333	2.1%	1,902	3.0%	(569)	-29.9%
Other	5,328	8.4%	6,600	10.3%	(1,272)	-19.3%
	$63,815	100.0%	$64,477	100.0%	$(662)	-1.0%

Total consolidated revenue for the three months ended June 30, 2024 was $34.0 million compared to $32.6 million for the same period in 2023 and $29.8 million for the three months ended March 31, 2024. Alfamation, which we acquired on March 12, 2024 as discussed under Acquisition above, contributed $9.7 million of revenue in the second quarter of 2024 and $1.4 million of revenue in the first quarter of 2024. This revenue is primarily from the auto/EV market, and, to a lesser extent, the life sciences market. The balance of our business had relatively flat or reduced revenue levels in the second quarter of 2024 as compared to the same period in 2023 primarily reflecting weak demand from both front-end and back-end semi customers. As discussed in the Overview, the semi market is highly cyclical resulting in significant swings in demand when period to period comparisons are to different points in a given cycle. The semi market is currently in a period of weakened demand which began to impact us in the second half of 2023 resulting in significantly reduced revenue levels from our customers in this market. There are indications from certain of our back-end semi customers that demand seems to be stabilizing in that market. We have not yet seen any similar indications from our front-end semi customers.

Orders and Backlog

We use orders and backlog as key performance metrics to analyze and measure our financial performance and results of operations. We define orders as purchase orders that we have accepted from our customers. Orders are recorded based on the date received and accepted by us. We believe tracking orders is useful in planning for future production needs and staffing levels and we use information about the level of our orders to make decisions about resource allocation, including appropriate levels of inventory purchases and the balance of inventory we carry at any given time. Another important operational measure used is backlog. Backlog is a common measurement used in industries with extended lead times for order fulfillment, like those in which we operate. Backlog at any given date represents the amount of revenue that we expect to realize for unfilled orders received as of that date. We believe backlog is useful and use this information for similar reasons to those detailed above for orders. The majority of our backlog at any given time is expected to be fulfilled within the next twelve months. Depending on the terms of the purchase orders we have accepted, customers may have the ability to cancel an order or accelerate or postpone currently scheduled delivery dates. In some cases, we may have the ability to charge a cancellation fee if a purchase order we have accepted is later cancelled by a customer. Given that both orders and backlog are operational measures and our methodology for calculating orders and backlog do not meet the definition of a non-GAAP measure, as that term is defined by the Securities and Exchange Commission (the “SEC”), a quantitative reconciliation for each is not required or provided.

The following table sets forth, for the periods indicated, a breakdown of the orders received by market (in thousands).

	Three Months Ended
					Change				Change
	6/30/2024		6/30/2023		$	%	3/31/2024		$	%
Orders
Semi	$11,026	42.1%	$14,721	46.9%	$(3,695)	-25.1%	$10,253	45.0%	$773	7.5%
Industrial	3,485	13.4%	5,756	18.3%	(2,271)	-39.5%	3,093	13.5%	392	12.7%
Auto/EV	4,721	18.0%	3,276	10.4%	1,445	44.1%	4,041	17.7%	680	16.8%
Life Sciences	1,025	3.9%	609	1.9%	416	68.3%	698	3.1%	327	46.8%
Defense/Aero	2.665	10.2%	3,216	10.2%	(551)	-17.1%	2,684	11.8%	(19)	-0.7%
Security	81	0.3%	456	1.5%	(375)	-82.2%	40	0.2%	41	102.5%
Other	3,179	12.1%	3,397	10.8%	(218)	-6.4%	1,990	8.7%	1,189	59.7%
	$26,182	100.0%	$31,431	100.0%	$(5,249)	-16.7%	$22,799	100.0%	$3,383	14.8%

	Six Months Ended
					Change
	6/30/2024		6/30/2023		$	%
Orders
Semi	$21,279	43.4%	$33,067	53.1%	$(11,788)	-35.6%
Industrial	6,578	13.5%	9,898	15.9%	(3,320)	-33.5%
Auto/EV	8,762	17.9%	5,320	8.5%	3,442	64.7%
Life Sciences	1,723	3.5%	2,545	4.1%	(822)	-32.3%
Defense/Aero	5,349	10.9%	5,193	8.3%	156	3.0%
Security	121	0.2%	668	1.1%	(547)	-81.9%
Other	5,169	10.6%	5,564	9.0%	(395)	-7.1%
	$48,981	100.0%	$62,255	100.0%	$(13,274)	-21.3%

Total consolidated orders for the three months ended June 30, 2024 were $26.2 million compared to $31.4 million for the same period in 2023 and $22.8 million for the three months ended March 31, 2024. Alfamation contributed $3.2 million of orders in the second quarter of 2024 and $1.8 million of orders in the first quarter of 2024. The decrease in total orders compared to the same period in 2023 primarily represents the aforementioned decline in demand from semi. In addition, we experienced declines in several of the other markets we serve during this period, which we believe primarily reflects the timing of receipt of orders. Orders are often placed by our customers in large blocks with the associated delivery schedules allocated in smaller amounts over several quarters which can result in significant variation in total order levels from quarter to quarter.

At June 30, 2024, our backlog of unfilled orders for all products was approximately $47.7 million compared with approximately $44.6 million at June 30, 2023 and $55.5 million at March 31, 2024.  Our backlog at June 30, 2024 and March 31, 2024 included $16.3 million and $22.8 million, respectively, of backlog for Alfamation. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in the next twelve months. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

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

The ongoing war between Russia and Ukraine continues to contribute to global inflationary pressures and the availability of certain raw materials produced in that region, further exacerbating global supply chain challenges that emerged after the onset of the COVID-19 pandemic. Acculogic purchases certain material from a key sole-source supplier in Belarus, which is bordered by Russia to the east and northeast and Ukraine to the south. At present, we are still receiving shipments from this supplier, and we estimate that we have a six-to-nine-month supply of these parts that we are maintaining. We are currently in the process of qualifying an alternate supplier for these parts. We received prototype sample parts from the alternate supplier which we are now evaluating. We expect to complete this evaluation by the fourth quarter of 2024.

In addition, while the supply chain and logistics challenges that we encountered throughout 2022 have eased, uncertainty in the global trade environment remains. As a result, we expect that we may continue to experience increased prices, lack of availability and logistics delays from time to time for the foreseeable future. The actions we have taken and are continuing to take to mitigate these risks include qualifying new vendors as alternate sources in our supply chain, increasing our inventory of raw materials and ordering further in advance of when we expect to need materials than has been our practice in the past. We have also increased the prices that we charge our customers, where appropriate, and continue to work with our customers to find alternate options for the shipment of products where they control aspects of the logistics process. However, the environment in which we operate is dynamic and shifts rapidly at times, and the success of our efforts to mitigate and address the impacts on our business may not be successful. As a result, we could see increases in our costs or reduced revenues which would impact the level of our earnings in future periods.

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenue. Revenue was $34.0 million for the three months ended June 30, 2024 compared to $32.6 million for the same period in 2023, an increase of $1.4 million, or 4%. Revenue for the second quarter of June 2024 included $9.7 million attributable to Alfamation which we acquired on March 12, 2024, as previously discussed. The revenue levels across the balance of our business were relatively flat or reduced as compared to the same period in 2023 and primarily reflect the weak demand from both front-end and back-end semi customers previously discussed under “Revenue” in the Overview section above.

Gross Margin. Our consolidated gross margin was 41% of revenue for the three months ended June 30, 2024 as compared to 46% of revenue for the same period in 2023. The decrease in our gross margin primarily reflects changes in product mix. The mix of products sold in the second quarter of 2024 had both relatively higher component material costs as a percentage of revenue and a higher labor component to the total cost than the mix of products sold in the same period in 2023. To a lesser extent, the decrease in our gross margin is a result of our fixed operating costs increasing in both absolute dollar terms and as a percentage of revenue in the second quarter of 2024 as compared to the same period in 2023. The increase in fixed operating costs is a result of the acquisition of Alfamation, which accounted for approximately $793,000 of our fixed operating costs during the second quarter of 2024. The fixed operating costs for the balance of our business declined somewhat compared to the same period in 2023, primarily reflecting lower facility related costs.

Selling Expense. Selling expense was $4.1 million for the three months ended June 30, 2024 compared to $4.7 million for the same period in 2023, a decrease of $556,000 or 12%. The decrease primarily reflects lower commission expense as a result of the aforementioned lower revenue levels in the second quarter of 2024, excluding the impact of the acquisition of Alfamation.

Engineering and Product Development Expense. Engineering and product development expense was $2.2 million for the three months ended June 30, 2024 compared to $2.0 million for the same period in 2023, an increase of $235,000 or 12%. Alfamation accounted for approximately $462,000 of our engineering expense during the second quarter of 2024. In the balance of our business, there were decreases in spending on material used in product development projects in the second quarter of 2024 as compared to the same period in 2023.

General and Administrative Expense. General and administrative expense was $7.1 million for the three months ended June 30, 2024 compared to $5.0 million for the same period in 2023 an increase of $2.1 million, or 42%. Alfamation accounted for approximately $1.9 million of our general and administrative expense during the second quarter of 2024, which included $401,000 of amortization of acquired intangible assets. In the balance of our business, higher costs related to our corporate development activities were partially offset by lower salary and benefits expense and reduced accruals for profit-based bonuses.

Income Tax Expense. For the three months ended June 30, 2024, we recorded income tax expense of $66,000 compared to income tax expense of $572,000 for the same period in 2023. Our effective tax rate was 22% for the three months ended June 30, 2024 compared to 17% for the same period in 2023. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenue. Revenue was $63.8 million for the six months ended June 30, 2024 compared to $64.5 million for the same period in 2023, a decrease of $662,000, or 1%. We believe the decrease in our revenue during the first six months of 2024 primarily reflects the factors previously discussed under “Revenue” in the Overview section above.

Gross Margin. Our consolidated gross margin was 42% of revenue for the six months ended June 30, 2024 as compared to 47% of revenue for the same period in 2023. The decrease in our gross margin primarily reflects changes in product mix. The mix of products sold in the first half of 2024 had both relatively higher component material costs as a percentage of revenue and a higher labor component to the total cost than the mix of products sold in the same period in 2023. To a lesser extent, the decrease in our gross margin is a result of our fixed operating costs increasing in both absolute dollar terms and as a percentage of revenue in the first half of 2024 as compared to the same period in 2023. The increase in fixed operating costs is a result of the acquisition of Alfamation, which accounted for approximately $1.1 million of our fixed operating costs during the first half of 2024. The fixed operating costs for the balance of our business declined somewhat compared to the same period in 2023, primarily reflecting lower facility related costs.

Selling Expense. Selling expense was $8.7 million for the six months ended June 30, 2024 compared to $9.1 million for the same period in 2023, a decrease of $421,000, or 5%. The decrease primarily reflects lower commissions on the lower revenue level. This decrease was partially offset by higher salary and benefits expense, increased travel costs and $278,000 of costs attributable to Alfamation.

Engineering and Product Development Expense. Engineering and product development expense was $4.2 million for the six months ended June 30, 2024 compared to $3.9 million for the same period in 2023, an increase of $313,000 or 8%. Alfamation accounted for a $464,000 increase in our engineering costs. This increase was partially offset by decreases in spending on material used in product development projects during the first half of 2024 as compared to the same period in 2023.

General and Administrative Expense. General and administrative expense was $13.2 million for the six months ended June 30, 2024 compared to $10.2 million for the same period in 2023, an increase of $2.9 million or 29%. Alfamation accounted for approximately $2.1 million of our general and administrative expense during the first half of 2024, which included $503,000 of amortization of acquired intangible assets. In the balance of our business, higher costs related to our corporate development activities, including costs related to the acquisition of Alfamation, increased fees for professionals that assist us with various compliance related matters and higher salaries and benefits expense were partially offset by reduced accruals for profit-based bonuses and reduced costs related to our stock-based compensation awards as the probable achievement estimates for certain performance-based awards were adjusted down during the first half of 2024.

Income Tax Expense. For the six months ended June 30, 2024, we recorded income tax expense of $191,000 compared to income tax expense of $1.1 million for the same period in 2023. Our effective tax rate was 18% for the six months ended June 30, 2024 compared to 17% for the same period in 2023. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

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

On September 20, 2022, we further amended the Loan Agreement by entering into a Third Amendment to Amended and Restated Loan and Security Agreement (the Loan Agreement as amended by the Third Amendment, the “Third Amended Loan Agreement”) and the Third Amended and Restated Delayed Draw Term Note 1A. Under the Third Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note increased from $25 million to $50.5 million, which raises the available funding at March 31, 2024 to $30 million. On May 2, 2024 we further amended our Third Amended Loan Agreement by entering into a Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”). Under the Amended Loan Agreement, the period during which we may request advances under the Term Note is extended until May 2, 2026, and the Term Note and revolving credit facility maturity date is extended from September 19, 2027 to May 2, 2031. At June 30, 2024, we had not borrowed any amounts under the $10 million Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement. The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The Amended Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Amended Loan Agreement are secured by liens on substantially all of our tangible and intangible assets. At June 30, 2024, we were in compliance with all of the covenants included in the Credit Facility, except for the fixed charge coverage ratio financial covenant which was 1.16 to 1.0 for the quarter ended June 30, 2024, for which we have received a one-time waiver from M&T.

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

On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At June 30, 2024, it was approximately 7.4% based on current leverage.

Alfamation Debt

At June 30, 2024, the total debt assumed in connection with the acquisition of Alfamation was valued at $11.1 million. The acquisition is discussed further in Note 3. This debt is comprised of both fixed and variable rate bank issued term loans as well as $4.8 million of short-term variable rate financing backed by Alfamation’s accounts receivable. This debt is spread across a number of different institutions with monthly, quarterly or half-yearly repayment schedules. The average interest rate being paid at June 30, 2024 was 2.8% for fixed rate debt and 5.0% for variable rate debt. The average rate for total debt at June 30, 2024 was 4.2%.

Total interest expense for the six months ended June 30, 2024 and 2023 related to our various debt arrangements was $393 and $358, respectively.

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$20,370	$45,260
Working capital	$45,128	$61,479

As of June 30, 2024, $7.8 million, or 38%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our Revolving Facility is discussed in Note 10 to our consolidated financial statements in this Report.

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

Our current strategy for growth includes pursuing acquisition opportunities for complementary businesses, technologies or products. As previously discussed, we currently anticipate that any additional long-term cash requirements related to our strategy would be funded through a combination of our cash and cash equivalents, the remaining availability under the Term Note or by issuing equity. The borrowing availability under the Term Note was expanded and extended in September 2022 and May 2024 as discussed above and in Note 10 to our consolidated financial statements in this Report.

Cash Flows

Operating Activities. For the six months ended June 30, 2024, we recorded net earnings of $892,000. Net cash used in operations during this period was $3.0 million. During the six months ended June 30, 2024, we had non-cash charges of $2.8 million for depreciation and amortization which included $685,000 of amortization related to our ROU assets. Our operating lease liabilities declined $765,000 during this same period. During the six months ended June 30, 2024, we recorded $913,000 for amortization of deferred compensation expense related to stock-based awards. Excluding the impact of the acquired assets, during the first six months of 2024, accounts receivable increased $5.7 million, accounts payable increased $1.9 million and inventories decreased $2.0 million. During this same period, prepaid expenses and other current assets decreased $1.3 million, customer deposits and deferred revenue (including deferred revenue, net of current portion) declined $936,000 and domestic and foreign taxes payable decreased $851,000. All of these fluctuations represent normal variations due to varying timing of payments, receipt of cash from customers and normal accruals that are standard in our business operations.

Investing Activities. During the six months ended June 30, 2024, we paid $18.7 million in net cash for the acquisition of Alfamation which is discussed in more detail in Note 3 to our consolidated financial statements in this Report. Purchases of property and equipment were $656,000, during this period, representing capital expenditures in the normal course of business. We have no significant commitments for capital expenditures for the balance of 2024; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate. These additional cash requirements would be funded by our cash and cash equivalents, anticipated net cash to be provided by operations and our revolving credit facility.

Financing Activities. During the six months ended June 30, 2024, we made principal payments on our long-term debt totaling $2.1 million. There were no other significant amounts used by or received from financing activities during the quarter.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements in this Report for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2024, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2023 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended June 30, 2024 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because of the material weakness in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. The identified material weakness contributed to the restatements of our financial statements for the three and nine months ended September 30, 2023.

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

Item 1A. Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - "Risk Factors" of our 2023 Form 10-K filed with the SEC on March 27, 2024. There have been no material changes from the risk factors set forth in our 2023 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of common stock withheld by the Company for net settlement of restricted stock awards for the second quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30	-		$-	-	-
May 1-31	-		$-	-	-
June 1-30	867	(1)	$11.72	-	-
Total	867		$11.72	-

(1)	Shares withheld to cover tax withholding obligations under the net settlement provisions of our restricted stock awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the second quarter ended June 30, 2024, none of the Company's directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

Item 6.	Exhibits

10.1

Fourth Amendment to Amended and Restated Loan and Security Agreement, dated May 2, 2024, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc. and M&T Bank. (1)

10.2	Third Amendment to Lease dated May 21, 2024 between Temptronic Corporation and BGO TSG 35-41 Hampden Owner LLC. (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated May 2, 2024, File No. 001-36117, filed May 3, 2024, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2024, File No. 001-36117, filed May 29, 2024, and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	August 9, 2024	/s/ Richard N. Grant, Jr.
Richard N. Grant, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2024	/s/ Duncan Gilmour
Duncan Gilmour
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)