Form 10-Q
period 2024-09-30
INTEST CORP
filed 2024-11-06
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 1-36117

inTEST Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2370659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

804 East Gate Drive, Suite 200
Mt. Laurel, New Jersey 08054
(Address of principal executive offices, including zip code)

(856) 505-8800
(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	INTT	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on October 31, 2024:   12,374,575

inTEST CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,972	$45,260
Trade accounts receivable, net of allowance for credit losses of $419 and $474, respectively	28,357	18,175
Inventories	31,661	20,089
Prepaid expenses and other current assets	3,212	2,254
Total current assets	81,202	85,778
Property and equipment:
Machinery and equipment	8,848	7,118
Leasehold improvements	4,205	3,601
Gross property and equipment	13,053	10,719
Less: accumulated depreciation	(8,480)	(7,529)
Net property and equipment	4,573	3,190
Right-of-use assets, net	11,292	4,987
Goodwill	32,475	21,728
Intangible assets, net	27,877	16,596
Deferred tax assets	-	1,437
Restricted certificates of deposit	100	100
Other assets	848	1,013
Total assets	$158,367	$134,829

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of Term Note and other long-term debt	$8,269	$4,100
Current portion of operating lease liabilities	1,947	1,923
Accounts payable	9,212	5,521
Accrued wages and benefits	5,009	4,156
Accrued professional fees	1,405	1,228
Customer deposits and deferred revenue	6,978	3,797
Accrued sales commissions	1,077	1,055
Domestic and foreign income taxes payable	-	1,038
Other current liabilities	2,042	1,481
Total current liabilities	35,939	24,299
Operating lease liabilities, net of current portion	9,649	3,499
Term Note and other long-term debt, net of current portion	7,822	7,942
Contingent consideration	823	1,093
Deferred revenue, net of current portion	1,208	1,331
Deferred tax liabilities	761	-
Other liabilities	1,789	384
Total liabilities	57,991	38,548
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,453,957 and 12,241,925 shares issued, respectively	124	122
Additional paid-in capital	57,218	54,450
Retained earnings	43,583	42,196
Accumulated other comprehensive earnings	393	414
Treasury stock, at cost; 79,382 and 75,758 shares, respectively	(942)	(901)
Total stockholders' equity	100,376	96,281
Total liabilities and stockholders' equity	$158,367	$134,829

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$30,272	$30,941	$94,087	$95,418
Cost of revenue	16,260	16,494	53,202	50,889
Gross profit	14,012	14,447	40,885	44,529

Operating expenses:
Selling expense	4,281	4,295	12,976	13,411
Engineering and product development expense	2,182	1,802	6,382	5,689
General and administrative expense	7,062	5,882	20,212	16,099
Total operating expenses	13,525	11,979	39,570	35,199

Operating income	487	2,468	1,315	9,330
Interest expense	(219)	(168)	(612)	(526)
Other income	301	423	949	678

Earnings before income tax expense	569	2,723	1,652	9,482
Income tax expense	74	446	265	1,595

Net earnings	$495	$2,277	$1,387	$7,887

Earnings per common share - basic	$0.04	$0.19	$0.11	$0.70

Weighted average common shares outstanding - basic	12,189,761	11,886,005	12,150,240	11,294,306

Earnings per common share - diluted	$0.04	$0.19	$0.11	$0.68

Weighted average common shares and common share equivalents outstanding - diluted	12,251,712	12,212,317	12,246,763	11,665,850

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net earnings	$495	$2,277	$1,387	$7,887

Unrealized loss on interest rate swap agreement	(95)	(44)	(153)	(115)
Foreign currency translation adjustments	918	(424)	132	(101)

Comprehensive earnings	$1,318	$1,809	$1,366	$7,671

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

	Nine Months Ended September 30, 2024
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Stock	Equity
Balance, January 1, 2024	12,241,925	$122	$54,450	$42,196	$414	$(901)	$96,281

Net earnings	-	-	-	662	-	-	662
Other comprehensive loss	-	-	-	-	(103)	-	(103)
Amortization of deferred compensation related to stock-based awards	-	-	349	-	-	-	349
Issuance of shares in connection with acquisition of Alfamation	187,432	2	2,084	-	-	-	2,086
Issuance of unvested shares of restricted stock	138,838	1	(1)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(11,200)	-	-	-	-	-	-
Stock options exercised	4,925	-	18	-	-	-	18
Shares issued under Employee Stock Purchase Plan	4,104	-	54	-	-	-	54
Shares surrendered to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(30)	(30)

Balance, March 31, 2024	12,566,024	125	56,954	42,858	311	(931)	99,317

Net earnings	-	-	-	230	-	-	230
Other comprehensive loss	-	-	-	-	(741)	-	(741)
Amortization of deferred compensation related to stock-based awards	-	-	564	-	-	-	564
Stock options exercised	21,155	1	97	-	-	-	98
Shares issued under Employee Stock Purchase Plan	4,483	-	45	-	-	-	45
Shares surrendered to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(11)	(11)

Balance, June 30, 2024	12,591,662	126	57,660	43,088	(430)	(942)	99,502

Net earnings	-	-	-	495	-	-	495
Other comprehensive gain	-	-	-	-	823	-	823
Amortization of deferred compensation related to stock-based awards	-	-	537	-	-	-	537
Stock options exercised	4,000	-	29	-	-	-	29
Shares issued under Employee Stock Purchase Plan	4,386	-	32	-	-	-	32
Repurchase and retirement of common stock	(141,117)	(2)	(1,040)	-	-	-	(1,042)
Forfeiture of unvested shares of restricted stock	(4,974)	-	-	-	-	-	-
Balance, September 30, 2024	12,453,957	$124	$57,218	$43,583	$393	$(942)	$100,376

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share data)

(Unaudited)

	Nine Months Ended September 30, 2023
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2023	11,063,271	$111	$31,987	$32,854	$218	$(214)	$64,956

Net earnings	-	-	-	2,817	-	-	2,817
Other comprehensive earnings	-	-	-	-	71	-	71
Amortization of deferred compensation related to stock-based awards	-	-	474	-	-	-	474
Issuance of unvested shares of restricted stock	90,588	1	(1)	-	-	-	-
Forfeitures of unvested shares of restricted stock	(13,271)	-	-	-	-	-	-
Stock options exercised	25,200	-	165	-	-	-	165
Shares issued under Employee Stock Purchase Plan	2,292	-	48	-	-	-	48
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(33)	(33)
Balance, March 31, 2023	11,168,080	112	32,673	35,671	289	(247)	68,498

Net earnings	-	-	-	2,793	-	-	2,793
Other comprehensive earnings	-	-	-	-	181	-	181
Amortization of deferred compensation related to stock-based awards	-	-	605	-	-	-	605
Issuance of unvested shares of restricted stock	6,873	-	-	-	-	-	-
Stock options exercised	86,600	1	734	-	-	-	735
Shares issued under Employee Stock Purchase Plan	1,870	-	49	-	-	-	49
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(41)	(41)
Shares issued pursuant to At-the-Market Offering	921,797	9	19,235	-	-	-	19,244
Balance, June 30, 2023	12,185,220	122	53,296	38,464	470	(288)	92,064

Net earnings	-	-	-	2,277	-	-	2,277
Other comprehensive loss	-	-	-	-	(468)	-	(468)
Amortization of deferred compensation related to stock-based awards	-	-	544	-	-	-	544
Issuance of additional shares of restricted stock related to performance-based awards which vested in the period	40,557	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(4,220)	-	-	-	-	-	-
Stock options exercised	12,750	-	78	-	-	-	78
Shares issued under Employee Stock Purchase Plan	2,763	-	42	-	-	-	42
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(613)	(613)
Balance, September 30, 2023	12,237,070	$122	$53,960	$40,741	$2	$(901)	$93,924

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,387	$7,887
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,469	3,515
Provision for excess and obsolete inventory	509	385
Foreign exchange (gain) loss	(78)	17
Amortization of deferred compensation related to stock-based awards	1,450	1,623
Discount on shares sold under Employee Stock Purchase Plan	20	21
Loss on disposal of property and equipment	24	11
Proceeds from sale of rental equipment, net of gain	148	153
Deferred income tax expense (benefit)	140	(1,101)
Adjustment to contingent consideration liability	-	(358)
Changes in assets and liabilities:
Trade accounts receivable	(3,694)	480
Inventories	(129)	(9)
Prepaid expenses and other current assets	569	(313)
Other assets	(27)	(492)
Operating lease liabilities	(1,173)	(1,275)
Accounts payable	(1,029)	(100)
Accrued wages and benefits	(533)	125
Accrued professional fees	177	305
Customer deposits and deferred revenue	468	(105)
Accrued sales commissions	25	(292)
Domestic and foreign income taxes payable	(817)	(292)
Other current liabilities	(360)	320
Deferred revenue, net of current portion	(123)	1,033
Other liabilities	(189)	(17)
Net cash provided by operating activities	1,234	11,521

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(18,727)	-
Purchase of property and equipment	(1,161)	(983)
Net cash used in investing activities	(19,888)	(983)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from public offering of common stock	-	19,244
Repurchases of common stock	(1,042)	-
Repayments of short-term borrowings	(1,856)	-
Repayments of long-term borrowings	(5,475)	(3,075)
Proceeds from stock options exercised	145	978
Proceeds from shares sold under Employee Stock Purchase Plan	111	118
Settlement of employee tax liabilities in connection with treasury stock transaction	(41)	(687)
Net cash (used in) provided by financing activities	(8,158)	16,578

Effects of exchange rates on cash	(476)	(7)

Net cash (used in) provided by all activities	(27,288)	27,109
Cash, cash equivalents and restricted cash at beginning of period	45,260	14,576
Cash and cash equivalents at end of period	$17,972	$41,685

Cash payments for:
Domestic and foreign income taxes	$1,147	$2,988

Details of acquisition:
Fair value of assets acquired, net of cash	$36,219
Liabilities assumed	(26,046)
Stock issued	(2,086)
Goodwill resulting from acquisition	10,640
Net cash paid for acquisition	$18,727

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

On March 12, 2024 we completed the acquisition of Alfamation S.p.A., an Italian joint-stock company (“Alfamation”), for an aggregate base purchase price of approximately EUR 20,000 comprised of: (i) EUR 18,000, or $19,674, in cash; and (ii) 187,432 shares of our common stock, valued at $2,086 based on the closing price of our stock on the date of acquisition. The cash portion of the purchase price was subject to customary working capital adjustments. These adjustments were finalized in June 2024 and resulted in recording an additional EUR 129, or $141, in purchase price for assets delivered at closing in excess of agreed upon thresholds. The liabilities assumed in connection with the acquisition included debt of approximately EUR 10,315, or $11,274. The acquisition is discussed further in Note 3. The debt assumed is discussed further in Note 10.

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

Restatement

We previously restated our consolidated financial statements as of and for the three and nine months ended September 30, 2023. The restated financial information was filed on March 27, 2024 in our Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2023.

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the nine months ended September 30, 2024.

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

Periodically we have restricted cash which represents amounts deposited at our banks to support bank guarantees which certain of our customers require as a condition of paying large deposits on orders they place with us. Typically, the amount of the deposit and related guarantee declines as shipments are made against the order. At September 30, 2024 and December 31, 2023, we had no amounts classified as restricted cash.

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

For the nine months ended September 30, 2024, we utilized $56 of the allowance for credit losses to offset the write-off of receivables in our Electronic Test segment. There were no other significant changes in the amount of the allowance for credit losses during this time period. There was no bad debt expense recorded for the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we recorded a bad debt recovery of $79. This amount had been fully written off prior to our acquisition of Acculogic and was no longer in our accounts receivable balance.

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

Contingent Liability for Repayment of State and Local Grant Funds Received

In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $550 to help offset a portion of the cost of the leasehold improvements we made to this facility. The final payment of $87 was received during the three months ended March 31, 2022. In exchange for the funds we received under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2024. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. At September 30, 2024, $123 of the total proceeds received could still be required to be repaid if we do not meet the targets. We have recorded this amount as a contingent liability which is included in other liabilities on our consolidated balance sheet. Those portions of the proceeds which are no longer subject to repayment are reclassified to deferred grant proceeds and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheet and totaled $263 at September 30, 2024. At September 30, 2024, we were in compliance with the employment targets as specified in the grant agreement with the city of Rochester.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average common shares outstanding - basic	12,189,761	11,886,005	12,150,240	11,294,306
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	61,951	326,312	96,523	371,544
Weighted average common shares and common share equivalents outstanding - diluted	12,251,712	12,212,317	12,246,763	11,665,850

Average number of potentially dilutive securities excluded from calculation because their effect was anti-dilutive during the period	734,574	107,666	589,478	119,585

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

On March 12, 2024 we completed the acquisition of Alfamation S.p.A., an Italian joint-stock company (“Alfamation”). Alfamation is a leading global provider of state-of-the-art test and measurement solutions for the automotive, life sciences and specialty consumer electronics markets. Alfamation is included in our Electronic Test operating segment. The acquisition of Alfamation deepens our presence in the automotive/EV and life science markets, expands our exposure in consumer electronics, extends our geographic reach with a sizable footprint in Europe, and widens our portfolio of products and solutions. Additionally, we believe Alfamation brings engineering talent and a management team that culturally aligns with our mission to provide innovative, engineered solutions that address the high-value challenges of our customers. The aggregate purchase price was approximately EUR 20,000 comprised of: (i) EUR 18,000, or $19,674, in cash; and (ii) 187,432 shares of our common stock, valued at $2,086 based on the closing price of our stock on the date of acquisition. The cash portion of the purchase price was subject to customary working capital adjustments. These adjustments were finalized in June 2024 and resulted in recording an additional EUR 129, or $141, in purchase price for assets delivered at closing in excess of agreed upon thresholds. The liabilities assumed in connection with the acquisition included debt of approximately EUR 10,315, or $11,274. The debt assumed is discussed further in Note 10. Total acquisition costs incurred to complete this transaction were $1,139. Acquisition costs were expensed as incurred and included in general and administrative expense.

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

The acquisition of Alfamation has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Alfamation have been included in our consolidated results of operations from the date of acquisition. The allocation of the purchase price for Alfamation is not yet complete. The preliminary allocation of the Alfamation purchase price was based on estimated fair values as of March 12, 2024. We are currently working with third-party valuation specialists to assist us with our purchase accounting. The information that needs to be gathered from multiple sources, including the records and personnel at Alfamation, is not yet fully assembled. As a result, the values reflected below are preliminary and we expect that they may change. Adjustments to these preliminary amounts will be included in the final allocation of the purchase price for Alfamation, which we expect to finalize in the fourth quarter of 2024. These adjustments could be material.

The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill and is not deductible for tax purposes. Goodwill is attributed to synergies that are expected to result from the operations of the combined businesses.

The total purchase price of $21,901 has been allocated as follows:

Goodwill	$10,640
Identifiable intangible assets	13,553
Tangible assets acquired and liabilities assumed:
Cash	1,088
Trade accounts receivable	6,061
Inventories	11,775
Other current assets	1,678
Property and equipment	1,421
Other assets	1,731
Accounts payable	(4,720)
Accrued expenses and other current liabilities	(4,956)
Deferred tax liability	(2,044)
Debt (current and long-term)	(11,274)
Other non-current liabilities	(3,052)
Total purchase price	$21,901

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

The following table summarizes the estimated fair value of Alfamation’s identifiable intangible assets and their estimated useful lives as of the acquisition date:

	Fair Value	Weighted Average Estimated Useful Life
		(in years)
Finite-lived intangible assets:
Customer relationships	$7,432	20.0
Technology	2,951	10.0
Customer backlog	1,093	1.0
Total finite-lived intangible assets	11,476	15.6

Indefinite-lived intangible assets:
Trade name	2,077
Total intangible assets	$13,553

For the period from March 13, 2024 to September 30, 2024, Alfamation contributed $16,479 of revenue and had a net loss of $292.

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

	Three Months Ended September 30,
	2024	2023

Revenue	$30,272	$37,955
Net earnings	$495	$2,779
Diluted earnings per share	$0.04	$0.23

	Nine Months Ended September 30,
	2024	2023

Revenue	$99,015	$118,185
Net earnings	$1,205	$10,696
Diluted earnings per share	$0.10	$0.93

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

Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021, and represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to Electric Vehicle (“EV”) or battery customers. We may pay the seller up to an additional CAD $5,000 in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2,500 per year in each of the five years. The maximum payment is capped at CAD $5,000, which equates to approximately $3,697 at September 30, 2024. There were no payments due to the seller for the years ended December 31, 2022 or 2023. To estimate the fair value of the contingent consideration at the acquisition date, an option-based income approach using a Monte Carlo simulation model was utilized due to the non-linear payout structure. As of the acquisition date, this resulted in an estimated fair value of $1,430. This amount was recorded as a contingent consideration liability and included in the purchase price as of the acquisition date. We reassess the estimated fair value of this liability annually using this same approach, or more frequently, if we determine that there have been material changes to the assumptions used in the calculation of the probable payout. Changes in the amount of the estimated fair value of the earnouts since the acquisition date are recorded as operating expenses in our consolidated statement of operations in the quarter in which they occur. During the nine months ended September 30, 2024 we reduced the contingent consideration liability by $50. At September 30, 2024, the contingent consideration had a total estimated fair value of $1,020. The current portion of our contingent consideration liability was $197 and $0 at September 30, 2024 and December 31, 2023, respectively, and was included in Other Current Liabilities on our consolidated balance sheets. The non-current portion of the liability is included in Other Liabilities on our consolidated balance sheets.

The following fair value hierarchy table presents information about assets and (liabilities) measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2024
Contingent consideration liability – Acculogic	$(1,020)	$-	$-	$(1,020)
Interest rate swap	$132	$-	$132	$-

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2023
Contingent consideration liability – Acculogic	$(1,093)	$-	$-	$(1,093)
Interest rate swap	$285	$-	$285	$-

Changes in the fair value of our Level 3 contingent consideration liabilities for the nine months ended September 30, 2024 were as follows:

Nine Months Ended September 30, 2024
Balance at beginning of period	$1,093
Reduction in estimated fair value	(50)
Impact of foreign currency translation adjustments	(23)

Balance at end of period	$1,020

(5)	GOODWILL AND INTANGIBLE ASSETS

We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our balance sheets are the result of our acquisitions.

Goodwill

Changes in the amount of the carrying value of goodwill for the nine months ended September 30, 2024 are as follows:

Balance - January 1, 2024	$21,728
Acquisition of Alfamation	10,640
Impact of foreign currency translation adjustments	107
Balance – September 30, 2024	$32,475

Goodwill was comprised of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Electronic Test	$14,166	$3,436
Environmental Technologies	1,817	1,817
Process Technologies	16,492	16,475
Total goodwill	$32,475	$21,728

Intangible Assets

Changes in the amount of the carrying value of indefinite-lived intangible assets for the nine months ended September 30, 2024 are as follows:

Balance - January 1, 2024	$8,398
Acquisition of Alfamation	2,077
Impact of foreign currency translation adjustments	24
Balance – September 30, 2024	$10,499

Changes in the amount of the carrying value of finite-lived intangible assets for the nine months ended September 30, 2024 are as follows:

Balance - January 1, 2024	$8,198
Acquisition of Alfamation	11,476
Impact of foreign currency translation adjustments	140
Amortization	(2,436)
Balance - September 30, 2024	$17,378

Intangible assets were allocated to our reporting segments at September 30, 2024 and December 31, 2023 as follows:

	September 30,	December 31,
	2024	2023
Electronic Test	16,124	3,728
Environmental Technologies	778	794
Process Technologies	10,975	12,074
Total intangible assets	$27,877	$16,596

The following tables provide further detail about our intangible assets as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$23,908	$11,061	$12,847
Technology	5,877	1,863	4,014
Patents	590	590	-
Backlog	1,612	1,095	517
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	32,397	15,019	17,378
Indefinite-lived intangible assets:
Trademarks	10,499	-	10,499
Total intangible assets	$42,896	$15,019	$27,877

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,407	$9,687	$6,720
Technology	2,895	1,417	1,478
Patents	590	590	-
Backlog	499	499	-
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	20,801	12,603	8,198
Indefinite-lived intangible assets:
Trademarks	8,398	-	8,398
Total intangible assets	$29,199	$12,603	$16,596

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

The following table sets forth the estimated annual amortization expense for each of the next five years:

2024 (remainder)	$929
2025	$2,687
2026	$1,835
2027	$1,341
2028	$1,209

(6)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 14 for information about revenue by operating segment and geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue by customer type:
End user	$25,787	$21,139	$74,713	$64,720
OEM/Integrator	4,485	9,802	19,374	30,698
	$30,272	$30,941	$94,087	$95,418

Revenue by product type:
Thermal test	$4,602	$4,742	$12,529	$16,734
Thermal process	6,362	10,874	27,160	33,565
Semiconductor test	7,169	8,574	17,465	25,432
Video imaging	1,906	1,945	5,710	7,027
Flying probe and in-circuit testers	1,100	2,007	4,875	4,584
Alfamation products	4,173	-	15,271	-
Service/other	4,960	2,799	11,077	8,076
	$30,272	$30,941	$94,087	$95,418

Revenue by market:
Semiconductor	$11,410	$18,476	$36,501	$54,992
Industrial	3,534	2,456	11,136	8,399
Automotive (including Electric Vehicles)	6,250	1,775	20,943	5,914
Life Sciences	1,322	1,330	4,169	3,978
Defense/aerospace	3,239	3,392	10,160	10,121
Security	666	967	1,999	2,869
Other	3,851	2,545	9,179	9,145
	$30,272	$30,941	$94,087	$95,418

(7)	MAJOR CUSTOMERS

During the nine months ended September 30, 2024, one customer accounted for 13% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. No other customers accounted for 10% or more of our consolidated revenue during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, one customer accounted for 15% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. No other customers accounted for 10% or more of our consolidated revenue during the nine months ended September 30, 2023.

(8)	INVENTORIES

Inventories held at September 30, 2024 and December 31, 2023 were comprised of the following:

	September 30, 2024	December 31, 2023
Raw materials	$17,586	$15,948
Work in process	8,291	1,563
Inventory consigned to others	216	98
Finished goods	5,568	2,480
Total inventories	$31,661	$20,089

Total charges incurred for excess and obsolete inventory for the three months and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Excess and obsolete inventory charges	$204	$119	$509	$385

(9)	LEASES

As previously discussed in Note 2, we account for our leases in accordance with the guidance in ASC Topic 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2032. Total operating lease and short-term lease costs for the three and nine months ended September 30, 2024 and 2023, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating lease cost	$529	$396	$1,489	$1,199
Short-term lease cost	$4	$3	$10	$10

The following is additional information about our leases as of September 30, 2024:

Range of remaining lease terms (in years)	.1	to	7.4
Weighted average remaining lease term (in years)		5.9
Weighted average discount rate		6.6%

Maturities of lease liabilities as of September 30, 2024 were as follows:

2024 (remainder)	$649
2025	2,587
2026	2,445
2027	2,261
2028	1,681
Thereafter	4,185
Total lease payments	$13,808
Less imputed interest	(2,212)
Total	$11,596

Cash Flow Information

Total amortization of ROU assets was $356 and $1,041 for the three months and nine months ended September 30, 2024, respectively, and $390 and $1,172 for the three months and nine months ended September 30, 2023, respectively.

During the nine months ended September 30, 2024 we acquired several auto leases in connection with our acquisition of Alfamation. The acquisition is discussed further in Note 3. We also entered into the Lease Agreement, described in Note 3, for the facility where Alfamation has its principal operations. This facility is owned by the seller. The leased premises include warehouse and office space totaling approximately 51,817 square feet. The yearly lease payment is EUR 260. The impact of the acquisition of these leases was a non-cash increase in our ROU assets and operating lease liabilities of approximately $1,706 at the date of the acquisition.

During the nine months ended September 30, 2024 we also extended several building leases for certain of our facilities located in the U.S., the Netherlands and Singapore. At the effective dates of these extensions, we recorded non-cash increases in our ROU assets and operating lease liabilities totaling approximately $5,623.

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

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at September 30, 2024 and December 31, 2023 consisted of the following:

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

Since December 30, 2021, we have further amended the Loan Agreement on several occasions. The latest amendment occurred on May 2, 2024, when we entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”). Under the Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note was raised to $50,500. The available funding at September 30, 2024 under the Term Note was $30,000. In addition, the period during which we may request advances under the Term Note was extended until May 2, 2026, and the Term Note and revolving credit facility maturity date was extended from September 19, 2027 to May 2, 2031.

At September 30, 2024, we had not borrowed any amounts under the $10 million Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement.

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

The Amended Loan Agreement contains customary default provisions, including but not limited to the failure by us to repay obligations when due, violation of provisions or representations provided in the Amended Loan Agreement, bankruptcy by us, suspension of our business or any of our subsidiaries and certain material judgments. After expiration of the Contract Period or if a continued event of default occurs, interest will accrue on the principal balance at a rate of 2% in excess of the then applicable nondefault interest rate. The Amended Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Amended Loan Agreement are secured by liens on substantially all of our tangible and intangible assets that are owned as of the Closing Date or acquired thereafter. At September 30, 2024, we were in compliance with all of the covenants included in the Credit Facility including the debt covenants of the Amended Loan Agreement.

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

On December 29, 2021, we drew $8,500 under the Term Note to finance the acquisition of Acculogic as discussed above. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At September 30, 2024, it was approximately 7.0% based on current leverage.

The following table sets forth the annual maturities for the balance of the Term Note:

2024 (remainder)	$1,025
2025	4,100
2026	3,842
$8,967

Alfamation Debt

In connection with the acquisition of Alfamation, as discussed further in Note 3, we assumed debt which totaled $11,274 as of the acquisition date. At September 30, 2024, Alfamation’s total debt was valued at $7,124. This debt is comprised of both fixed and variable rate bank issued term loans as well as $1,914 of short-term variable rate financing backed by Alfamation’s accounts receivable. This debt is spread across a number of different institutions with monthly, quarterly or half-yearly repayment schedules. The average interest rate being paid at September 30, 2024 was 1.2% for fixed rate debt and 4.7% for variable rate debt. The average rate for total debt at September 30, 2024 was 3.9%.

The following table sets forth the maturities of this debt for each of the next five years:

2024 (remainder)	$2,671
2025	1,936
2026	1,323
2027	769
2028	425
$7,124

Total interest expense for the nine months ended September 30, 2024 and 2023 related to our various debt arrangements was $612 and $526, respectively.

(11)	STOCK-BASED COMPENSATION PLAN

As of September 30, 2024, we had unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 13 to the consolidated financial statements in our 2023 Form 10-K.

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. As of September 30, 2024, total compensation expense to be recognized in future periods was $3,560. The weighted average period over which this expense is expected to be recognized was 2.3 years.

The following table summarizes the compensation expense we recorded during the three and nine months ended September 30, 2024 and 2023 related to unvested shares of restricted stock and stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$39	$28	$107	$76
Selling expense	12	9	37	30
Engineering and product development expense	9	(1)	21	18
General and administrative expense	477	508	1,285	1,499
	$537	$544	$1,450	$1,623

There was no compensation expense capitalized in the three and nine months ended September 30, 2024 or 2023.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the nine months ended September 30, 2024 and 2023 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2024	2023
Risk-free interest rate	3.98%	3.93%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.57	.57
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the nine months ended September 30, 2024 and 2023 was $6.55 and $9.43, respectively.

The following table summarizes the activity related to stock options for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2024 (171,735 exercisable)	505,006	$10.46
Granted	165,364	11.33
Exercised	(30,080)	5.41
Canceled	(36,240)	8.57
Options outstanding, September 30, 2024 (262,310 exercisable)	604,050	10.93

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

On October 1, 2021, we issued restricted stock awards totaling 5,000 shares to a member of senior management. These shares will vest on January 1, 2025 at a vesting percentage that could range from 0% to 150% of the number of shares awarded on October 1, 2021. The final vesting percentage will be based on the achievement of certain performance metrics related to our consolidated operating results. At December 31, 2023, we reduced the estimate of the final vesting percentage to 50%. At September 30, 2024, this estimate has been further reduced to 0% based on our current assessment of the probable achievement against the relevant performance metrics.

On March 9, 2022, our CEO and CFO received restricted stock awards totaling 20,493 shares valued at $200 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 9, 2022. The final vesting percentage will be based on the achievement of certain performance metrics, including revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. At December 31, 2023, we reduced the estimate of the final vesting percentage to 50%. At September 30, 2024, this estimate has been further reduced to 0% based on our current assessment of the probable achievement against the relevant performance metrics.

On March 8, 2023, our CEO, CFO and the Division Presidents of two of our operating segments received restricted stock awards totaling 18,888 shares valued at $303 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics related to revenue for the year ending December 31, 2025 as determined by the Compensation Committee of our Board of Directors. At September 30, 2024, we have estimated that these shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.

On May 8, 2023 the newly appointed president of our Environmental Technologies segment received performance-based restricted stock awards totaling 5,081 shares valued at $108 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on May 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for specified time periods. As of September 30, 2024, we have estimated that these shares will vest at 100% of the original amount.

On January 16, 2024 the newly appointed president of our Process Technologies segment received performance-based restricted stock awards totaling 8,231 shares valued at $100 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on January 16, 2024. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for specified time periods. As of September 30, 2024, we have estimated that these shares will vest at 100% of the original amount.

On March 6, 2024, our CEO, CFO and the Division Presidents of our three operating segments received restricted stock awards totaling 33,539 shares valued at $380 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 6, 2024. The final vesting percentage will be based on the achievement of certain performance metrics related to adjusted EBITDA for the year ended December 31, 2026 as determined by the Compensation Committee of our Board of Directors. At September 30, 2024, we have estimated that these shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.

The following table summarizes the activity related to unvested restricted stock awards for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2024	189,784	$11.51
Granted	138,838	11.38
Vested	(94,666)	9.72
Forfeited	(16,174)	12.35
Unvested shares outstanding, September 30, 2024	217,782	12.14

The total fair value of the restricted stock awards that vested during the nine months ended September 30, 2024 and 2023 was $761 and $1,688, respectively, as of the vesting dates of these awards.

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

During the nine months ended September 30, 2024, employees purchased 12,973 shares of our common stock through the ESPP at a cost of $111. The closing market price of our common stock on the dates of purchase were $13.25, $9.88 and $7.30, respectively. The prices paid by employees were $11.26, $8.40 and 6.20, respectively, which represented a 15% discount. The total amount of the discount of $20 was recorded as compensation expense in our consolidated statements of operations. During the nine months ended September 30, 2023, employees purchased 6,925 shares of our common stock through the ESPP at a cost of $118. The closing market price of our common stock on the dates of purchase were $20.74, $26.26 and $15.17, respectively. The prices paid by employees were $17.63, $22.32 and $12.89, respectively, which represented a 15% discount. The total amount of the discount of $21 was recorded as compensation expense in our consolidated statements of operations.

From the effective date of the ESPP through September 30, 2024, a total of 55,905 shares of stock have been purchased by employees through the ESPP at a cost of $525. We have recorded a total of $93 of compensation expense in our consolidated statements of operations related to these shares.

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

As of September 30, 2024, all permanent employees of Acculogic Ltd, Ambrell, inTEST Corporation, inTEST EMS LLC, Temptronic Corporation and Videology, who are at least 18 years of age, are eligible to participate in the inTEST Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. Prior to the merger with the inTEST Plan, all permanent employees of Ambrell were immediately eligible to participate in the Ambrell Plan upon employment and were eligible for employer matching contributions after completing six months of service, as defined in the Ambrell Plan. The Ambrell Plan allowed eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We made a matching contribution of 50% of each employee's contributions up to a maximum of 10% of the employee's deferral with a maximum limit of $5.

For the three and nine months ended September 30, 2024, we recorded expense for matching contributions to both plans of $97 and $705, respectively. For the three and nine months ended September 30, 2023, we recorded expense for matching contributions to both plans of $100 and $671, respectively.

Employees of Alfamation in Italy are entitled to Trattamento di Fine Rapporto (“TFR”), commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The expense is recognized in personnel costs in our consolidated statements of operations and the required accrual is included in Other Liabilities on our consolidated balance sheets. At September 30, 2024, the amount recorded in Other Liabilities for TFR was $1,473.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue:
Electronic Test	$15,481	$11,547	$42,756	$32,911
Environmental Technologies	6,734	7,000	21,835	23,178
Process Technologies	8,057	12,394	29,496	39,329
Total revenue	$30,272	$30,941	$94,087	$95,418

Income from divisional operations:
Electronic Test	$2,311	$3,268	$5,867	$8,487
Environmental Technologies	426	523	1,434	2,479
Process Technologies	1,070	2,094	4,001	7,362
Total income from divisional operations	3,807	5,885	11,302	18,328
Corporate expenses	(2,376)	(2,902)	(7,551)	(7,416)
Acquired intangible amortization	(944)	(515)	(2,436)	(1,582)
Interest expense	(219)	(168)	(612)	(526)
Other income	301	423	949	678
Earnings before income tax expense	$569	$2,723	$1,652	$9,482

	September 30,	December 31,
	2024	2023
Identifiable assets:
Electronic Test	$81,592	$32,505
Environmental Technologies	21,335	16,772
Process Technologies	53,596	56,842
Corporate	1,844	28,710
	$158,367	$134,829

The following table provides information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue:
U.S.	$10,866	$10,272	$35,766	$31,274
Foreign	19,406	20,669	58,321	64,144
	$30,272	$30,941	$94,087	$95,418

	September 30,	December 31,
	2024	2023
Property and equipment:
U.S.	$2,614	$2,502
Foreign	1,959	688
	$4,573	$3,190

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in the section titled “Restatement” in Note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, the financial information as of September 30, 2023 and for the three and nine months ended September 30, 2023 included herein was previously restated. The restated financial information was filed on March 27, 2024 in our Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2023. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

Risk Factors and Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the period ended September 30, 2024 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, projections of revenue, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, that are based on management’s current expectations and estimates. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “could,” “will,” “plans,” “depending,” “seeking,” “anticipates,” “goal,” “objective,” “target,” “estimates,” “future,” “strategy,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current expectations and estimates. These statements involve risks and uncertainties and are based upon various assumptions. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:

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
●

our failure to effectively remediate the material weaknesses in our internal control over financial reporting that we have identified or our failure to develop and maintain a proper and effective system of disclosure controls and internal control over financial reporting;

●	the availability of and retention of key personnel or our ability to hire personnel at anticipated costs;
●	general economic conditions both domestically and globally; and
●

other risk factors included in Part II, Item 1A., “Risk Factors” in this Report and in Part I, Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements. In addition, please refer to the discussion of our business and markets contained in Part 1, Item 1., of our 2023 Form 10-K.

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

Markets

As discussed further in Part 1, Item 1., “Markets” of our 2023 Form 10-K, we are focused on specific target markets which include automotive, defense/aerospace, industrial, life sciences, security as well as both the front-end and back-end of the semiconductor manufacturing industry. The semi market, which includes both the broader semiconductor market, as well as the more specialized ATE and wafer production sectors within the broader semiconductor market, has historically been the largest single market in which we operate. The semi market is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns and is subject to periods of significant expansion or contraction in demand. Our intention is to continue diversifying our markets, our product offerings within the markets we serve and our customer base across all of our markets with the goal of reducing our dependence on any one market, product or customer. In particular, we are seeking to reduce the impact of volatility in the semi market on our results of operations.

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

As discussed further in Part I, Item 1., “Overview and Strategy” of our 2023 Form 10-K, although the semi market remains our largest market, as part of our strategy to grow our business, we are focused on several other key target markets where we believe our products address test and process requirements and where we believe there is significant potential for growth. These key target markets include the automotive, defense/aerospace, industrial, life sciences and security markets. We believe that these markets are usually less cyclical than the semi market. While market share statistics exist for some of these markets, due to the nature of our highly specialized product offerings in these markets, we do not expect broad market penetration in many of these markets and, therefore, do not anticipate developing meaningful market shares in most of these markets.

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

Acquisition

As discussed further in Note 3 to our consolidated financial statements in this Report, on March 12, 2024 we entered into a stock purchase agreement to acquire all of the outstanding capital shares of Alfamation, a leading global provider of state-of-the-art test and measurement solutions for the automotive, life sciences and specialty consumer electronics markets. Alfamation was founded in 1991 and is headquartered in Milan, Italy. Alfamation also has a small sales and service subsidiary based in Suzhou City, China. Alfamation is included in our Electronic Test operating segment. The aggregate purchase price was approximately EUR 20 million comprised of EUR 18 million in cash, or $19.7 million, and 187,432 shares of our common stock valued at $2.1 million based on the closing price of our stock on the date of acquisition. The cash portion of the purchase price is subject to customary working capital adjustments. This resulted in an additional payment of EUR 129,000, or $141,000 for assets delivered at closing in excess of agreed upon thresholds. This equates to a total purchase price of approximately $21.9 million. The liabilities assumed in connection with the acquisition included debt of approximately EUR 10.3 million, or $11.3 million. The debt assumed is discussed further in Note 10 to our consolidated financial statements in this Report.

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

Revenue

The following table sets forth, for the periods indicated, a breakdown of revenue by market (in thousands).

	Three Months Ended
					Change				Change
	9/30/2024		9/30/2023		$	%	6/30/2024		$	%

Revenue
Semi	$11,410	37.7%	$18,476	59.8%	$(7,066)	-38.2%	$10,124	29.8%	$1,286	12.7%
Industrial	3,534	11.7%	2,456	7.9%	1,078	43.9%	3,415	10.0%	119	3.5%
Auto/EV	6,250	20.6%	1,775	5.7%	4,475	252.1%	10,735	31.6%	(4,485)	-41.8%
Life Sciences	1,322	4.4%	1,330	4.3%	(8)	-0.6%	2,194	6.5%	(872)	-39.7%
Defense/Aero	3,239	10.7%	3,392	11.0%	(153)	-4.5%	3,682	10.8%	(443)	-12.0%
Security	666	2.2%	967	3.1%	(301)	-31.1%	792	2.3%	(126)	-15.9%
Other	3,851	12.7%	2,545	8.2%	1,306	51.3%	3,049	9.0%	802	26.3%
	$30,272	100.0%	$30,941	100.0%	$(669)	-2.2%	$33,991	100.0%	$(3,719)	-10.9%

	Nine Months Ended
					Change
	9/30/2024		9/30/2023		$	%

Revenue
Semi	$36,501	38.8%	$54,992	57.6%	$(18,491)	-33.6%
Industrial	11,136	11.8%	8,399	8.8%	2,737	32.6%
Auto/EV	20,943	22.3%	5,914	6.2%	15,029	254.1%
Life Sciences	4,169	4.4%	3,978	4.2%	191	4.8%
Defense/Aero	10,160	10.8%	10,121	10.6%	39	0.4%
Security	1,999	2.1%	2,869	3.0%	(870)	-30.3%
Other	9,179	9.8%	9,145	9.6%	34	0.4%
	$94,087	100.0%	$95,418	100.0%	$(1,331)	-1.4%

Consolidated revenue for the three months ended September 30, 2024 was $30.3 million compared to $30.9 million for the same period in 2023 and $34.0 million for the three months ended June 30, 2024. Consolidated revenue for the nine months ended September 30, 2024 was $94.1 million compared to $95.4 million for the same period in 2023. Alfamation, which we acquired on March 12, 2024 as discussed under “Acquisition” in the Overview section above, contributed $5.4 million of revenue in the third quarter of 2024, $9.7 million of revenue in the second quarter of 2024 and $16.5 million of revenue from the date of acquisition through September 30, 2024. This revenue is primarily from the auto/EV market, and, to a lesser extent, the life sciences market.

Compared with the same period in 2023, our consolidated revenue for the third quarter of 2024 decreased $669,000. The $5.4 million in revenue contributed by Alfamation in combination with a $1.1 million increase in revenue from the industrial market and a $1.3 million increase in revenue for other markets helped to offset a $7.1 million decline in revenue from the semi market as that market remains in a period of reduced demand. Compared with the same period in 2023, our consolidated revenue for the nine months ended September 30, 2024 decreased $1.3 million, reflecting an $18.5 million decline from the semi market which was partially offset by the revenue contributed by Alfamation and, to a lesser extent, a $2.8 million increase from the industrial market. As discussed in the Overview section above, the semi market is highly cyclical resulting in significant swings in demand when period to period comparisons are to different points in a given cycle. The current period of weakened demand began to impact us in the second half of 2023 resulting in significantly reduced revenue levels from our customers in this market. There are indications from certain of our back-end semi customers that demand seems to be stabilizing in that market. We have not yet seen any similar indications from our front-end semi customers.

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

The following table sets forth, for the periods indicated, a breakdown of the orders received by market (in thousands).

	Three Months Ended
					Change				Change
	9/30/2024		9/30/2023		$	%	6/30/2024		$	%
Orders
Semi	$7,648	27.2%	$12,935	48.2%	$(5,287)	-40.9%	$11,026	42.1%	$(3,378)	-30.6%
Industrial	2,237	8.0%	1,637	6.1%	600	36.7%	3,485	13.4%	(1,248)	-35.8%
Auto/EV	7,141	25.5%	3,051	11.3%	4,090	134.1%	4,721	18.0%	2,420	51.3%
Life Sciences	534	1.9%	931	3.5%	(397)	-42.6%	1,025	3.9%	(491)	-47.9%
Defense/Aero	4,470	15.9%	3,032	11.3%	1,438	47.4%	2,665	10.2%	1,805	67.7%
Security	1,062	3.8%	2,212	8.2%	(1,150)	-52.0%	81	0.3%	981	1211.1%
Other	4,962	17.7%	3,056	11.4%	1,906	62.4%	3,179	12.1%	1,783	56.1%
	$28,054	100.0%	$26,854	100.0%	$1,200	4.5%	$26,182	100.0%	$1,872	7.1%

	Nine Months Ended
					Change
	9/30/2024		9/30/2023		$	%
Orders
Semi	$28,927	37.6%	$46,002	51.6%	$(17,075)	-37.1%
Industrial	8,815	11.5%	11,535	12.9%	(2,720)	-23.6%
Auto/EV	15,903	20.6%	8,371	9.4%	7,532	90.0%
Life Sciences	2,257	2.9%	3,476	3.9%	(1,219)	-35.1%
Defense/Aero	9,819	12.7%	8,225	9.2%	1,594	19.4%
Security	1,183	1.5%	2,880	3.2%	(1,697)	-58.9%
Other	10,131	13.2%	8,620	9.8%	1,511	17.5%
	$77,035	100.0%	$89,109	100.0%	$(12,074)	-13.6%

Consolidated orders for the three months ended September 30, 2024 were $28.1 million compared to $26.9 million for the same period in 2023 and $26.2 million for the three months ended June 30, 2024. Consolidated orders for the nine months ended September 30, 2024 were $77.0 million compared to $89.1 million for the same period in 2023. Alfamation contributed $3.9 million of orders in the third quarter of 2024, $3.2 million of orders in the second quarter of 2024 and $8.8 million of orders from the date of acquisition through September 30, 2024.

During both the three and nine months ended September 2024 as compared to the same periods in 2023, the orders contributed by Alfamation helped to offset the aforementioned decline in demand from the semi market. During these same periods, we have also experienced increased demand from our customers in the defense/aerospace market and other markets we serve which also helped to offset the decline from the semi market.

At September 30, 2024, our backlog of unfilled orders for all products was approximately $45.5 million compared with approximately $40.5 million at September 30, 2023 and $47.7 million at June 30, 2024.  Our backlog at September 30, 2024 and June 30, 2024 included $14.7 million and $16.3 million, respectively, of backlog for Alfamation. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in the next twelve months. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Israel-Hamas War, War in Ukraine and Global Supply Chain Constraints

In early October 2023, Hamas attacked Israel and Israel formally declared war in response to the attack. The conflict with Hamas and others in the region is ongoing, and it is unclear when it might end. Ambrell has a sole source supplier of capacitors used in certain of our induction heating products that is located in Israel. This supplier is the sole source supplier of capacitors for numerous induction companies, and currently there are no viable alternatives available. We have been in frequent contact with our supplier since the conflict with Hamas began. We maintain a two-to-three month safety stock on these items. Our supplier has indicated that they have large stock available at more than one facility in Israel, so they believe they have redundancies in place that will help ensure that the supply chain to their customers is uninterrupted. We continue to monitor the situation closely and are staying in close contact with our supplier. However, there can be no assurance that the situation will not worsen which could impact our ability to ship certain of our induction heating products which could have a material impact on our future results of operations.

The ongoing war between Russia and Ukraine continues to contribute to global inflationary pressures and the availability of certain raw materials produced in that region, further exacerbating global supply chain challenges that emerged after the onset of the COVID-19 pandemic. Acculogic purchases certain material from a key sole-source supplier in Belarus, which is bordered by Russia to the east and northeast and Ukraine to the south. At present, we are still receiving shipments from this supplier, and we estimate that we have a three-to-four-month supply of these parts that we are maintaining. We are currently in the process of qualifying an alternate supplier for these parts. We received prototype sample parts from the alternate supplier which we are now evaluating. We expect to complete this evaluation by the first quarter of 2025. We are also looking for additional alternate suppliers for these parts in North America.

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

Please refer to Part I, Item 1A., “Risk Factors” of our 2023 Form 10-K for further discussion of the risks associated with our business operations, including risks associated with foreign operations.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenue. Revenue was $30.3 million for the three months ended September 30, 2024 as compared to $30.9 million for the same period in 2023, a decrease of $669,000 or 2%. Revenue for the third quarter of 2024 included $5.4 million attributable to Alfamation which we acquired on March 12, 2024, as discussed under “Acquisition” in the Overview section above. The decline in revenue primarily reflects the aforementioned weak demand from semi market customers, as discussed under “Revenue” in the Overview section above, which was partially offset by the revenue from Alfamation as well as increased revenue from customers in the industrial market.

Gross Margin. Our consolidated gross margin was 46% of revenue for the three months ended September 30, 2024 as compared to 47% of revenue for the same period in 2023. The decrease in our gross margin primarily reflects higher fixed operating costs and increased direct labor as a result of the costs attributable to Alfamation. The fixed operating costs for the balance of our business were relatively unchanged. The increase in fixed operating costs and direct labor attributable to Alfamation was partially offset by lower average component material costs, reflecting changes in product mix.

Selling Expense. Selling expense was relatively unchanged at $4.3 million in each of the three months ended September 30, 2024 and 2023. The increase in selling costs attributable to Alfamation was offset by lower commission expense and reduced spending in the balance of our business on third-party services, freight and advertising.

Engineering and Product Development Expense. Engineering and product development expense was $2.2 million for the three months ended September 30, 2024 compared to $1.8 million for the same period in 2023, an increase of $380,000 or 21%. The increase primarily reflects the additional costs attributable to Alfamation. The costs for the balance of our business were relatively unchanged.

General and Administrative Expense. General and administrative expense was $7.1 million for the three months ended September 30, 2024 compared to $5.9 million for the same period in 2023 an increase of $1.2 million, or 20%. Alfamation accounted for approximately $1.7 million of our general and administrative expense during the third quarter of 2024, which included $459,000 of amortization of acquired intangible assets. In addition, during the third quarter of 2023, we recorded a $358,000 decrease in contingent consideration related to our acquisition of Acculogic which we completed in December 2021. There was no similar adjustment in the third quarter of 2024. The remainder of the change in general and administrative expense in the balance of our business primarily reflects a reduction in costs associated with corporate development activities in the third quarter of 2024 as compared to the same period in 2023.

Income Tax Expense. For the three months ended September 30, 2024, we recorded income tax expense of $74,000 compared to income tax expense of $446,000 for the same period in 2023. Our effective tax rate was 13% for the three months ended September 30, 2024 compared to 16% for the same period in 2023. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenue. Revenue was $94.1 million for the nine months ended September 30, 2024 compared to $95.4 million for the same period in 2023, a decrease of $1.3 million, or 1%. Alfamation contributed $16.5 million of revenue from the date of acquisition through September 30, 2024. The decline in revenue primarily reflects the aforementioned weak demand from semi market customers, as discussed under “Revenue” in the Overview section, which was partially offset by the revenue from Alfamation as well as increased revenue from customers in the industrial market.

Gross Margin. Our consolidated gross margin was 44% of revenue for the nine months ended September 30, 2024 as compared to 47% of revenue for the same period in 2023. The decrease in our gross margin primarily reflects higher fixed operating costs and increased direct labor as a result of the costs attributable to Alfamation. The fixed operating costs for the balance of our business were relatively unchanged in total. Increases in salary and benefits expense were offset by reductions in facility related costs, plant and packing supplies and freight costs. The increase in fixed operating costs and direct labor attributable to Alfamation was partially offset by lower average component material costs, reflecting changes in product mix.

Selling Expense. Selling expense was $13.0 million for the nine months ended September 30, 2024 compared to $13.4 million for the same period in 2023, a decrease of $435,000, or 3%. The decrease primarily reflects lower commissions on the lower revenue level and reduced costs for third-party services. This decrease was partially offset by increased travel costs and costs attributable to Alfamation.

Engineering and Product Development Expense. Engineering and product development expense was $6.4 million for the nine months ended September 30, 2024 compared to $5.7 million for the same period in 2023, an increase of $693,000 or 12%. The increase primarily reflects the additional costs attributable to Alfamation. The costs for the balance of our business were relatively unchanged in total. Increases in salary and benefits expense and the use of third-party resources was offset by declines in spending on materials used in product development and lower legal fees related to our intellectual property.

General and Administrative Expense. General and administrative expense was $20.2 million for the nine months ended September 30, 2024 compared to $16.1 million for the same period in 2023, an increase of $4.1 million or 26%. Alfamation accounted for approximately $3.8 million of our general and administrative expense during the first nine months of 2024, which included $962,000 of amortization of acquired intangible assets. In addition, during the first nine months of 2023, we recorded a $358,000 decrease in contingent consideration related to our acquisition of Acculogic which we completed in December 2021. This compares to recording a $50,000 reduction in contingent consideration during comparable period in 2024. In the balance of our business, increased fees for professionals that assist us with various compliance related matters and higher salaries and benefits expense were partially offset by reduced accruals for profit-based bonuses and reduced costs related to our stock-based compensation awards as the probable achievement estimates for certain performance-based awards were adjusted down during the first nine months of 2024.

Income Tax Expense. For the nine months ended September 30, 2024, we recorded income tax expense of $265,000 compared to income tax expense of $1.6 million for the same period in 2023. Our effective tax rate was 16% for the nine months ended September 30, 2024 compared to 17% for the same period in 2023. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

Liquidity and Capital Resources

As discussed more fully in the Overview section above, our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. The cyclical and volatile nature of demand for ATE makes estimates of future revenues, results of operations and net cash flows difficult.

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

On September 20, 2022, we further amended the Loan Agreement by entering into a Third Amendment to Amended and Restated Loan and Security Agreement (the Loan Agreement as amended by the Third Amendment, the “Third Amended Loan Agreement”) and the Third Amended and Restated Delayed Draw Term Note 1A. Under the Third Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note increased from $25 million to $50.5 million, which raises the available funding at September, 2024 to $30 million. On May 2, 2024 we further amended our Third Amended Loan Agreement by entering into a Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”). Under the Amended Loan Agreement, the period during which we may request advances under the Term Note is extended until May 2, 2026, and the Term Note and revolving credit facility maturity date is extended from September 19, 2027 to May 2, 2031. At September 30, 2024, we had not borrowed any amounts under the $10 million Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement. The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The Amended Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Amended Loan Agreement are secured by liens on substantially all of our tangible and intangible assets. At September 30, 2024, we were in compliance with all of the covenants included in the Credit Facility including the debt covenants of the Amended Loan Agreement.

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

On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At September 30, 2024, it was approximately 7.0% based on current leverage.

Alfamation Debt

In connection with the acquisition of Alfamation, as discussed further in Note 3, we assumed debt which totaled $11.3 million as of the acquisition date. The debt acquired is comprised of both fixed and variable rate bank issued term loans as well as short-term variable rate financing backed by Alfamation’s accounts receivable. This debt is spread across a number of different institutions with monthly, quarterly or half-yearly repayment schedules.

At September 30, 2024, Alfamation’s debt was valued at $7.1 million, including $1.9 million that is backed by Alfamation’s accounts receivable. The reduction since the acquisition date represents repayments of short-term instruments and principal payments on long-term debt, net of new borrowings that are backed by Alfamation’s accounts receivable, The average interest rate being paid at September 30, 2024 was 1.2% for fixed rate debt and 4.7% for variable rate debt. The average rate for total debt at September 30, 2024 was 3.9%.

Total interest expense for the nine months ended September 30, 2024 and 2023 related to our various debt arrangements was $612,000 and $526,000, respectively.

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$17,972	$45,260
Working capital	$45,263	$61,479

As of September 30, 2024, $8.2 million, or 46%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our Revolving Facility is discussed in Note 10 to our consolidated financial statements in this Report.

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

Cash Flows

Operating Activities. For the nine months ended September 30, 2024, we recorded net earnings of $1.4 million and net cash provided by operations was $1.2 million. During this same period, we had non-cash charges of $4.5 million for depreciation and amortization which included $1.0 million of amortization related to our ROU assets and our operating lease liabilities declined $1.2 million. During the nine months ended September 30, 2024, we recorded $1.5 million for amortization of deferred compensation expense related to stock-based awards. Excluding the impact of the acquired assets, during the first nine months of 2024, accounts receivable increased $3.7 million and accounts payable decreased $1.0 million while inventories were relatively unchanged. During this same period, domestic and foreign income taxes payable declined $817,000, prepaid expenses and other current assets decreased $569,000, and accrued wages and benefits declined $533,000. All of these fluctuations represent normal variations due to varying timing of payments, receipt of cash from customers and normal accruals that are standard in our business operations.

Investing Activities. During the nine months ended September 30, 2024, we paid $18.7 million in net cash for the acquisition of Alfamation which is discussed in more detail in Note 3 to our consolidated financial statements in this Report. Purchases of property and equipment were $1.2 million during this period, representing capital expenditures in the normal course of business. We have no significant commitments for capital expenditures for the balance of 2024; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate. These additional cash requirements would be funded by our cash and cash equivalents, anticipated net cash to be provided by operations and our revolving credit facility.

Financing Activities. During the nine months ended September 30, 2024, we repaid $5.5 million of long-term debt, $1.9 million of short-term debt and we used $1.0 million to repurchase stock. There were no other significant amounts used by or received from financing activities during the quarter.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements in this Report for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2024, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2023 Form 10-K.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended September 30, 2024 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 because of the material weakness in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. The identified material weakness contributed to the restatements of our financial statements for the three and nine months ended September 30, 2023.

Management has determined that we had a material weakness in our internal control over financial reporting because we did not appropriately design and implement controls over the identification and the application of appropriate U.S. GAAP for transactions related to the procurement and sale of discontinued material/components purchased on behalf of customers where the associated materials/components were still physically located with us and the materials/components are expected to be applied to future product orders for these customers.

This previously identified material weakness contributed to material misstatements in our consolidated financial statements for the three and nine months ended September 30, 2023, which have been corrected and restated in our Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2023. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

In addition, in the course of implementing the remediation plan described below, we identified a material weakness in our internal control over financial reporting during the period ending June 30, 2024 associated with our recently acquired Alfamation subsidiary. This related to revenue recognition for Alfamation shipments at or near period-end with shipment terms where title does not transfer until delivery at our customers’ sites.

Remediation Efforts

As previously reported, over the course of the first half of the year, management began developing a remediation plan to address the previously identified material weakness discussed above. During the quarter ended September 30, 2024, we began implementing remediation steps as part of our plan to improve our internal control over financial reporting and to remediate the previously identified material weakness by adopting more rigorous period-end review processes for financial reporting and implementing additional transaction level controls. In addition, we have taken steps that we believe remediate the cause of the newly identified material weakness associated with our recently acquired Alfamation subsidiary as of September 30, 2024, and management is strengthening the internal accounting functions, where appropriate.

Management has expanded and will continue to enhance our system of identifying transactions and evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We intend to continue to take steps to remediate the material weaknesses described above and further continue re-assessing the design of controls, the testing of controls and modifying processes designed to improve our internal control over financial reporting.

We will not be able to fully remediate the material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The implementation of our remediation will be ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of our common stock during the three months ended September 30, 2024, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31	-		$-	-	-
August 1-31	141,117	(1)	$7.36	141,117	$8,961,150
September 1-30	-		$-	-	-
Total	141,117		$7.36	141,117

(1)

On November 17, 2023, our Board of Directors authorized the repurchase of our common stock through open market purchases commencing November 17, 2023 and continuing through November 17, 2024, provided that the per share repurchase price shall not exceed $9.00 and the aggregate repurchases shall not exceed $10.0 million. Under the share repurchase authorization, shares of the Company’s common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time until it expires on November 17, 2024.

As of September 30, 2024, we had repurchased 141,117 shares under the share repurchase authorization at a fair value of $1,038,850. All of the repurchased shares were retired.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the third quarter ended September 30, 2024, none of the Company's directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

Item 6.	Exhibits

10.1	Form of Stock Option Award Agreement (*)
10.2	Form of Performance Stock Award Agreement for Employees (*)
10.3	Form of Restricted Stock Award Agreement for Employees (*)
10.4	Form of Restricted Stock Award Agreement for Directors (*)
10.5	Form of Restricted Stock Unit Award Agreement for Employees (*)
10.6	Form of Performance Stock Unit Award Agreement for Employees (*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	November 6, 2024	/s/ Richard N. Grant, Jr.
Richard N. Grant, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2024	/s/ Duncan Gilmour
Duncan Gilmour
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)