Form 10-K
period 2024-12-31
INTEST CORP
filed 2025-03-13
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

Registrant’s telephone number, including area code: (856) 505-8800

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), was: $118,016,975.

The number of shares outstanding of the registrant’s Common Stock, at March 1, 2025, was 12,373,276.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

Unless the context otherwise indicates or requires, the terms “inTEST,” “we,” “our,” “us” and the “Company,” as used in this Annual Report on Form 10-K (this “Report”), refer to inTEST Corporation and our consolidated subsidiaries as a combined entity. We do not use the ® or ™ symbol in each instance in which one of our registered or common law trademarks appears in this Annual Report on Form 10-K, but this should not be construed as any indication that we will not assert our rights thereto to the fullest extent permissible under applicable law.

Cautionary Statement Regarding Forward-Looking Statements

From time to time, we make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”) (including this Report for the year ended December 31, 2024), in our annual report to stockholders and in other communications. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, projections of revenue, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, that are based on management’s current expectations and estimates. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “could,” “will,” “should,” “plans,” “depending,” “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimates,” “future,” “outlook,” “strategy,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current expectations and estimates. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:

●	our ability to execute on our 5-Point Strategy;
●	our ability to grow our presence in the industrial, automotive/electric vehicle (“EV”), life sciences, defense/aerospace, security and international markets;
●	the possibility of future acquisitions or dispositions and the successful integration of any acquired operations;
●	the success of our strategy to diversify our business by entering markets outside the semiconductor automated test equipment (“ATE”) market;
●	indications of a change in the market cycles in the semiconductor (“semi”) market, or other markets we serve;
●	developments and trends in the semi market, including changes in the demand for semiconductors;
●	our ability to convert backlog to sales and to ship product in a timely manner;
●	the loss of any one or more of our largest customers, or a reduction in orders by a major customer;
●	the availability of materials used to manufacture our products;
●	the impact of interruptions in our supply chain caused by external factors;
●	the sufficiency of cash balances, lines of credit and net cash from operations;
●	stock price fluctuations;
●	the ability to borrow funds or raise capital to finance potential acquisitions or for working capital;
●	changes in the rate of, and timing of, capital expenditures by our customers;
●	effects of exchange rate fluctuations;
●	progress of product development programs;
●	the anticipated market for our products;
●	our failure to maintain a proper and effective system of disclosure controls and internal control over financial reporting;
●	the availability of and retention of key personnel or our ability to hire personnel at anticipated costs; and
●	general economic conditions both domestically and globally.

We discuss many of these risks and uncertainties and others under “Part I; Item 1A. Risk Factors,” in this Report, and elsewhere in this Report. These risks and uncertainties, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks to circumstances only as of the date on which it is made. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Report to conform these statements to actual results or to changes in our expectations, except as required by law.

PART I

Item 1.	BUSINESS

OVERVIEW

inTEST Corporation was incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. The consolidated entity is comprised of inTEST Corporation and our wholly owned subsidiaries.

We are a global supplier of innovative test and process technology solutions for use in manufacturing and testing across a wide range of markets including semiconductors, industrial, automotive, life sciences, defense/aerospace, and security. We have three operating segments which are also our reportable segments and reporting units: Electronic Test, Environmental Technologies and Process Technologies.

STRATEGY

In early 2021, we launched our 5-Point Strategy, our new corporate vision and our mission statement. Our vision is to be the supplier of choice for innovative test and process technology solutions. Our mission is to leverage our deep industry knowledge and expertise to develop and deliver high quality, innovative customer solutions and superior support for complex global challenges. We are committed to becoming recognized as a leader in our targeted markets for engineering and manufacturing capabilities that help solve our customers’ most complex challenges in their manufacturing and quality processes. Our products provide highly engineered, high quality and cost-effective test and process technology solutions which are delivered with a customer focus that are intended to drive a high level of customer satisfaction. Our strategy is to consistently expand our unique and differentiated test and process technology solutions through innovative new product development and acquisitions. We expect to expand our portfolio of products, services, and support to drive increased value to our customers to drive revenue and earnings growth.

When we launched the 5-Point Strategy in 2021, we believed that by executing on our five growth strategies, as described more fully below, that we could aggressively grow our annual revenue to between $200 million to $250 million by the end of 2025, while maintaining our strong margin profile. We grew from $53.8 million in 2020 to $130.8 million in 2024, a 243% increase. However, in late 2023 and throughout 2024, three of our largest markets (semi, automotive/EV and industrials) had simultaneous cyclical downturns. Additionally, we did not fully achieve our inorganic growth targets. As a result, while we continue to expect to scale the enterprise through a combination of organic growth and acquisitions and to achieve our intended targets, these goals will extend beyond 2025. We remain confident that successful execution of our 5-Point Strategy can deliver on our growth ambitions.

Our 5-Point Strategy is as follows:

Global and Market Expansion. We provide highly-engineered solutions within our large serviceable addressable market (“SAM”) which we estimate to be in excess of $2.0 billion. We believe that we can provide significant and sustainable long-term growth by further penetrating our SAM and building a larger installed product base. To capture this opportunity, we have been making investments in talent, technology, channels to market and geographic presence. These continued investments may include initiatives to increase revenue both by leveraging our customer relationships to provide a broader array of our current portfolio of products to our existing customer base as well as by expanding our customer base within these markets. For example, we have upgraded talent in our sales and engineering organizations, advanced initiatives in our facility in Penang, Malaysia and have been optimizing our channel partners around the globe. In 2024 we acquired Alfamation S.p.A, which expanded our reach into Europe and the auto/EV market and created exposure into consumer electronics.

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

In 2024, within our Process Technologies division, Videology Imaging Corporation (“Videology®”) advanced the development of its SCAiLX Edge AI platform. We added a new in-house built SCAiLX board camera, further expanding the modularity of the platform. We also expanded the capabilities of the core of the SCAiLX SoM board, making it compatible with a range of other block cameras from the industry’s leading manufacturers. Additionally, we have expanded our board camera lineup with three newly developed Full HD (1080p) board cameras. This includes a digital IP camera, an AHD camera, and a USB camera, all designed in-house to meet diverse imaging needs. We also continued development of our EKOHEAT® 2 induction heating products manufactured by Ambrell Corporation (“Ambrell®”). The EKOHEAT® 2 offering is the next generation and evolution of Ambrell®’s renowned VPA Technology.

In our Environmental Technologies division, we released the BT28, our next generation benchtop ThermoStream®. The BT28 is a new benchtop thermal testing system that was released at the Optical Fiber Communication Conference in San Diego on March 26, 2024. It uses the same compressor technology that is in our large ThermoStream® to deliver -28 degrees Celsius to +225 degrees Celsius air at 14 standard cubic feet per minute, enabling our customers to save space and still be able to test a broad range of devices. We also sold our first units of our next generation mid-sized ThermoStream®, the MS60 to select customers. We plan to officially release this new system 2025. In our Thermonics® and Sigma Systems product line we released several new industrial process chillers and thermal test chambers. Our strategy with these products is to target promising opportunities with original equipment manufacturers (“OEMs”). This is particularly evident with the release of our AC95-R gas chiller. The AC95-R system has been incorporated by several semiconductor test handler OEMs as the cooling component for their systems.

In our Electronic Test division, we continued to expand our automated manipulator offerings with the launch of the LS2 manipulator for test heads under 250kg and the fully automated LSL manipulator for test heads weighing up to 1200kg. We launched an additional model in our LS series of automated manipulators, the LSCP, which is a smaller footprint version of the LSC manipulator that holds test heads up to 400 kg. We also sold our first AERODOCK™ which is a new design in our docking hardware product line, bringing to market a cost-effective, pneumatically driven, active docking system. Acculogic Inc. (“Acculogic”) significantly increased the amount of functional test capabilities that can be integrated into our flying probe test systems. Alfamation S.p.A., (“Alfamation™”), which we acquired in March 2024, greatly increased our audio, video and networking and power-management capabilities, primarily in the automotive market.

Service and Support. We have strong customer relationships and believe service and support activities are valuable in strengthening customer satisfaction, loyalty and retention. Through ensuring that we serve our customers’ needs, whether by expanding service coverage and decreasing response time or through expanding and enhancing service offerings, we believe we can drive revenue growth and strengthen our customer relationships. We have been investing in resources to fill areas where we have identified gaps in service and support. As we expand our SAM and increase our market penetration, we also expect to identify opportunities to add more consumable products within our offerings. We believe that increasing the number of ways and the frequency with which we make customer contacts can drive growth in our business in the future. In 2024, we continued to expand our global service partner network. Our facility in Malaysia serves as the main location in the region for customer product demonstrations, customer service and applications training.

Strategic Acquisitions & Partnerships. In addition to driving organic growth, our strategy includes acquiring businesses, (see “Acquisition” below) technologies or products that are complementary to our current product offerings or opens up attractive adjacent markets. Our acquisition strategy focuses on adding to our current solutions by expanding capabilities within our three divisions, such as broadening our induction heating frequencies, adding additional environmental test and process solutions such as vibration and humidity, or bringing a larger customer base for our automated test solutions that can expand our geographic presence. We also will consider new technologies that replicate the highly engineered, high quality and differentiated solutions of our current product portfolio for test and process solutions. Our focus is on expanding our electronic test capabilities, widening our capabilities beyond thermal test in areas such as environmental test, and building our processing technologies offerings with expanded imaging and heating capabilities. We continue to assess target companies to drive further inorganic growth in support of our 5-Point Strategy.

Talent and Culture. We believe ensuring the right people are in the right roles and are empowered to deliver success is crucial to the achievement of our core strategies. In addition, we have and will continue to create a culture and environment of openness, one that is results-oriented and drives accountability across the organization. Finally, we intend to foster diversity, equity and inclusion and provide opportunities for career development so as to maximize employee engagement, all of which is necessary to achieving our corporate vision. In 2023, we began our inTEST leadership academy which is another tool for identifying and developing talent from within, connecting emerging leaders across our organization and promoting collaboration and teamwork. In addition, we have hosted separate company-wide marketing and engineering summits, where our sales and marketing leadership and engineers, respectively, from across the organization came together to collaborate on a global level and share ideas for growing and expanding the inTEST brand.

ACQUISITION

On March 12, 2024, we entered into a stock purchase agreement to acquire all of the outstanding capital shares of Alfamation S.p.A., a leading global provider of state-of-the-art test and measurement solutions for the automotive, life sciences and specialty consumer electronics markets. Alfamation™ was founded in 1991 and is headquartered in Milan, Italy. Alfamation™ also has a small sales and service subsidiary based in Suzhou City, China. Alfamation™ is a part of our Electronic Test operating segment. The aggregate purchase price was approximately €20 million comprised of €18 million in cash (approximately $19.7 million) and 187,432 shares of our common stock (valued at $2.1 million based on the closing price of our stock on the date of acquisition). The cash portion of the purchase price was subject to customary working capital adjustments which were finalized in June 2024 and resulted in recording an additional €129 thousand (approximately $141 thousand) of cash purchase price for assets delivered at closing in excess of agreed upon thresholds. The liabilities assumed in connection with the acquisition included debt of approximately €10.3 million, or $11.3 million. After all closing adjustments, the total purchase price was $21.9 million. We finalized our allocation of the purchase price to assets acquired and liabilities assumed during the fourth quarter of 2024.

In connection with the acquisition, we have entered into a lease agreement (the “Lease Agreement”) with the former owner of Alfamation™. The Lease Agreement commenced on March 12, 2024, will last for six years and will be automatically renewed for the same period of time unless terminated by either party. Under the terms of the Lease Agreement, Alfamation™ will lease warehouse and office space totaling about 51,871 square feet. Alfamation™ will pay a yearly lease payment of approximately €260 thousand broken up into four equal payments. At the date of the signing of the Lease Agreement, the yearly lease payment equated to approximately $284 thousand.

MARKETS

Overview

We are focused on specific target markets which include semi, industrial, automotive/EV, life sciences, defense/aerospace, security and other. Our largest market is semi. Products and equipment sold into semi are generally delineated as being part of either specialized wafer manufacturing (“front-end”) or semiconductor ATE (“back-end”). The roots of inTEST’s engineered product history are in the back-end of semi in integrated circuit (“IC”) testing.

(in thousands except percentages)	Years Ended December 31,
					Change
	2024		2023		$	%
Revenue
Semi	$48,708	37.3%	$65,735	53.3%	$(17,027)	-25.9%
Industrial	13,382	10.2%	14,310	11.6%	(928)	-6.5%
Automotive/EV	32,871	25.2%	9,895	8.0%	22,976	232.2%
Life Sciences	5,400	4.1%	4,856	3.9%	544	11.2%
Defense/Aerospace	15,317	11.7%	12,537	10.2%	2,780	22.2%
Security	2,946	2.3%	3,688	3.0%	(742)	-20.1%
Other	12,066	9.2%	12,281	10.0%	(215)	-1.8%
	$130,690	100.0%	$123,302	100.0%	$7,388	6.0%

During 2024 our total consolidated revenue grew $7.4 million or 6% year over year. Alfamation™ contributed $25.0 million in revenue from the date of acquisition, with a significant majority of that in the automotive market and to a lesser extent life sciences. We also experienced increased demand in the defense/aerospace market in 2024 compared to 2023. These increases were offset by continued softness in the semi market in 2024. This reduction in demand, which we began to experience in the fourth quarter of 2023, has been particularly notable with regard to our customers in the front-end market who purchase our induction heating solutions for silicon carbide (“SiC”) crystal growth and epitaxial reactors. The semi market is highly cyclical resulting in significant swings in demand when period to period comparisons are to different points in a given cycle. The current period of weakened demand began in the fourth quarter of 2023 resulting in significantly reduced revenue levels from our customers in the semi market during 2024. During the fourth quarter of 2024, as compared to the third quarter of the year, we have noted a modest improvement in the semi market based on the timing of front-end shipments and improving demand for our back-end semi solutions but order activity for our front-end semi solutions remains significantly reduced from the levels in 2023. We cannot be certain of the timing or amount of any future orders or revenue in this or any of our markets, nor can we be certain this positive trend in demand from our customers in the back-end of the semi market will continue.

Semi Market

The semi market includes both the broader semiconductor manufacturing industry as well as the front-end and back-end sectors within the broader semiconductor market. With our induction heating products, we serve the front-end of the semiconductor manufacturing process including SiC crystal growth and epitaxial reactors. A variety of our electronic test and environmental technologies segments’ products are used in the back-end of the semiconductor manufacturing process, which includes the testing of ICs.

IC Testing. Semiconductor manufacturers typically produce ICs in multiples of several hundred or more on a silicon wafer that is later separated or “diced” into individual ICs. Extended leads are then attached to the individual ICs for later connection to other electrical components. In most cases, the ICs are then encapsulated in a plastic, ceramic or other protective housing. These process steps are called “packaging.”

Wafers are tested before being diced and packaged to ensure that only properly functioning ICs are packaged. This testing step has several names, including “front-end test,” “wafer test,” “wafer probe” or “wafer sort.” In front-end testing, an electronic handling device known as a wafer prober automatically positions the wafer under a probe card that is electronically connected to a “test head,” which connects electrically to a test system. During front-end testing, there is a growing trend of thermally conditioning the wafer. Once the good ICs have been identified, they are packaged.

The packaged ICs also require testing, called “back-end test” or “final test,” to determine if they meet design and performance specifications. Packaged ICs are tested after loading into another type of electronic handling device called a “package handler” or “handler,” which then transfers the packaged ICs into a test socket that is attached to the test head. These handlers may be temperature controlled for testing.

Testers range in price from approximately $100 thousand to over $2.0 million each, depending primarily on the complexity of the IC to be tested. Probers and handlers range in price from approximately $50 thousand to $500 thousand each. A typical test floor of a large semiconductor manufacturer may have 100 test heads and 100 probers or 250 handlers supplied by various vendors for use at any one time. While larger global semiconductor manufacturers typically purchase ATE to test the ICs they manufacture, there are a growing number of semiconductor manufacturers who outsource IC testing to third-party foundries, test and assembly providers.

Test head manipulators, also referred to as positioners, facilitate the movement of the test head to the electronic device handler. Docking hardware mechanically connects the test head to the wafer prober or handler. Tester interface products provide the electrical connection between the test head and the wafer or packaged IC.

Market Trends. We believe the semi market, an historically highly cyclical industry, will experience increased growth in the overall size of the market over the next several years as a result of billions of dollars of investments in new fabrication (“fab”) facilities around the world. These investments are being driven by the continued growth of the use of electronics, the need for powering an ever-growing number of devices and the continued economic development of less wealthy nations. We believe the COVID-19 pandemic and an increase in geopolitical tensions in recent years have made the high concentration of semiconductor manufacturing in China and Taiwan very apparent to more wealthy nations and has spurred the investment in expansion of this industry in areas outside of these regions. While we believe the semi market will continue to experience its historical pattern of cyclicality, we expect the effect on our business to be reduced due to our efforts to expand our customer base and the release of new products. Nonetheless, we expect the shifts in demand in the industry from periods of expansion to periods of contraction may be significant, as has been the case for much of the semi market in 2023 and 2024, when the industry was in a period of slowing growth and overall declines as compared to 2021 and 2022.

We believe that semiconductor manufacturers remain under pressure to maximize production yields and reduce testing costs. At the same time, the growing complexity of ICs has increased the difficulty of maximizing test yields. To address these market trends, we believe semiconductor manufacturers strive for more effective utilization of ATE, smaller test areas and increased wafer level testing which requires our differentiated solutions that include test head manipulators, test head docking stations and test interfaces. As technology advances and ICs become increasingly more complex, we believe the need for increased capabilities in the test process should drive greater demand for our equipment. We expect that more front-end testing is going to be required to ensure maximum yield from the massive capital investments being made in fab expansion.

Other Markets

We provide a variety of solutions to our industrial, automotive, life sciences, defense/aerospace, security and other markets. We believe a number of drivers are creating more opportunities for our highly engineered solutions in these markets.

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

In the automotive market, we provide solutions that help in the quality and productivity of both internal combustion and EV manufacturing and onboard electronics. Our EV solutions include, but are not limited to, induction heating solutions for motor manufacturing, automated test equipment for battery cells, and industrial process chillers and thermal test chambers for inverter and battery testing and automated test solutions for automotive infotainment systems in both production and quality control. We believe there is a strong global growth trend in EVs and that our differentiated solutions can be applied to more customers in more geographic regions. Our automotive electronics testing solutions include functional test platforms that address a broad range of test requirements, from wireless communication telematics through automotive infotainment, computer control units and touch displays and instrument clusters.

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

In the security industry, our image capture and data management technologies are used in a broad variety of applications primarily related to safety and monitoring.

OUR SOLUTIONS

We focus our development efforts on designing and producing high quality products and highly-engineered solutions that deliver superior performance and cost-effectiveness for our customers. We seek to address each manufacturer’s individual needs through innovative and customized designs, use of the best materials available, quality manufacturing practices and personalized service. We design solutions to overcome the evolving challenges facing the semi market and other markets that we serve, which we believe provide the following advantages:

Temperature-Controlled Testing. Our ThermoStream® products are used by manufacturers in a number of markets to stress test a variety of semiconductor and electronic components, printed circuit boards and sub-assemblies. Factors motivating manufacturers to use temperature testing include design characterization, failure analysis and quality control, as well as determining performance under extreme operating temperatures, all of which contribute to manufacturing cost savings. Our thermal platforms and temperature chambers, sold under our Sigma Systems product line, can accommodate large thermal masses and are found in both laboratory and production environments. Thermonics®’ products provide a range of precision temperature forcing systems and have been melded into Temptronic®’s ATS ThermoStream® product line. The Thermonics® brand is now used to market a family of process chillers for test and industrial applications.

Induction Heating. Our induction heating products are used in process applications where precision-controlled heating is needed. Customers use our induction heating products in conjunction with other technologies in various manufacturing environments to improve production efficiencies and reduce or eliminate greenhouse gas emissions. Applications for our EKOHEAT® or EASYHEAT™ induction heating products include annealing, bonding, brazing, curing, forging, heat treating, melting, shrink-fitting, crystal growing, semi-wafer heating and material testing.

Digital Streaming and Image Capturing Solutions. Videology® offers industrial-grade circuit board mounted digital imaging solutions, Zoom Block cameras and complete image capture systems. Videology® also offers OEMs imaging solutions designed to the customers’ specifications and that can interface with the customers’ software.

Scalable, Universal, High Performance ATE Integration Solutions. Our universal test head manipulators provide a high degree of positioning flexibility with a minimum amount of effort. As a result, our products can be used in virtually any test setting. Our manipulator products are designed to accommodate the increased size of test heads and can now support test heads weighing up to 1200kg. Our docking hardware products offer precise control over the connection to test sockets, probing assemblies and interface boards, reducing downtime and minimizing costly damage to fragile components. Our newest manipulator and docking hardware designs offer automated capabilities that allow for reduced downtime and increased productivity through predictable and repeatable production setup with reduced risk of operator error. Our tester interface products optimize the integrity of the signals transmitted between the test head and the device under test by being virtually transparent to the test signals, which results in increased accuracy of the test data and may thus enable improved test yields. Our interface product offerings have recently been expanded to serve the growing market for testing higher powered devices. A hallmark of our semi market product offerings has been, and continues to be, compatibility with a wide variety of ATE. Our manipulator and docking hardware products are all designed to be used with otherwise incompatible ATE. We believe this integrated approach to ATE facilitates smooth changeover from one tester to another, longer lives for interface components, better test results, increased ATE utilization and lower overall test costs.

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

Functional Test Equipment for Automotive, Life Sciences and Specialty Consumer Electronics Markets. Alfamation designs, builds, and supports a wide range of products, from individual functional test modules to fully automated systems for production quality control and product development. In automotive electronics, these systems are sold to Tier One manufacturers, whose products are delivered to car manufacturers (OEMs).

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers’ facilities. At December 31, 2024, we had manufacturing facilities in the U.S. in Massachusetts, New Jersey, and New York as well as outside the U.S. in Canada, Germany, Italy and the Netherlands. We provided service to our customers from sales and service personnel based in the U.S., Europe and Asia. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

As noted above, we have a facility in Penang, Malaysia which supports applications engineering, product development and localized manufacturing for nearly all inTEST brands. It serves as the main location in the region for customer product demonstrations, customer service and applications training. This facility began engineering and supply chain operations in the third quarter of 2024 and is expected to begin manufacturing and support operations by the third quarter of 2025.

OUR SEGMENTS

We have three operating segments, which are also our reportable segments and reporting units: Electronic Test, Environmental Technologies and Process Technologies.

Our Electronic Test segment consists of (i) inTEST EMS which has operations in New Jersey and California, and (ii) Acculogic, which has operations in Canada, California and Germany and (iii) Alfamation S.p.A., which has operations in Italy and China. Semiconductor manufacturers use our inTEST EMS solutions in back-end testing where our mechanical and electrical products serve production testing of wafers and specialized packaged ICs. These ICs include microprocessors, digital signal processing chips, mixed signal devices, micro-electro-mechanical systems (“MEMS”), application specific ICs and specialized memory ICs, and are used primarily in the automotive, consumer electronics, industrial, and mobile communication markets. Our products are a combination of standard designs based on industry requirements and those designed specifically to meet a customer’s particular combination of ATE. Acculogic’s product offerings include robotics-based electronic test equipment and application support services used primarily in defense/aerospace, automotive, battery, life sciences and electronic manufacturing services industries. Alfamation™’s product offerings include functional test equipment for production quality control and product development.

Our Environmental Technologies segment consists of inTEST Thermal Solutions (“iTS”), which manufactures and sells products under the Temptronic®, Sigma, Thermonics® and North Sciences brand names and has operations in Massachusetts, Germany and Singapore. Customers use the thermal solutions produced by iTS for product development, characterization and production test. This segment also offers ultra-cold storage solutions for the life sciences cold chain market. Our Environmental Technologies segment provides these solutions across an array of markets including automotive, defense/aerospace, industrial, life sciences and semiconductor.

Our Process Technologies segment consists of (i) Ambrell® which has operations in New York, the Netherlands and the U.K. and (ii) Videology®, which has operations in Massachusetts and the Netherlands. Ambrell® provides customers with induction heating solutions for a wide variety of manufacturing processes. Videology® is a designer, developer and manufacturer of digital streaming and image capturing solutions. Our Process Technologies segment provides these solutions across an array of markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor.

On February 25, 2025, we notified employees of our wholly-owned subsidiary, Videology Imaging Corporation, of our intention to consolidate all operations in the Netherlands into our facility located in Mansfield, Massachusetts. This plan would result in the closure of the Netherlands facility and the termination of certain employees at that location. The consolidation of the Netherlands operations is being undertaken to increase efficiencies and lower operating costs associated with the current operation of Videology®. The consolidation is expected to be substantially completed by the end of 2025 at which point we intend to fully vacate the Netherlands facility.

As a result of this action, we expect to incur cash charges for severance and other one-time termination benefits of $350 thousand. In addition, we expect to incur cash charges for other costs related to the facility consolidation, including moving costs, costs associated with the termination of the Netherlands facility lease and other consolidation costs, ranging from $200 thousand to $300 thousand.

Electronic Test Products

Manipulator Products. We provide a range of manipulators, including the Cobal and the LS Series, to accommodate the unique testing needs and test head weights ranging from 115kg to 1,200kg. Our manipulator line includes hinge, universal and probe only manipulators to hold a variety of test heads, enabling operators to easily reposition them for use with any of several probers or handlers on a test floor.

Our manipulator products incorporate a balanced floating-head design. This design permits a test head weighing up to 1,200kg to be held in an effectively weightless state, so it can be moved manually or with optional powered assistance, up or down, right or left, forward or backward and rotated around each axis (known as six degrees of motion freedom) by an operator using a modest amount of force or with a computer controlled pendant. The same design features enable the operator to dock the test head without causing inadvertent damage to the fragile electrical contacts. As a result, after testing a particular production lot of ICs, the operator can quickly and easily disconnect a test head that is held in an inTEST manipulator and equipped with our docking hardware and dock it to another electronic device handler for testing either a subsequent lot of the same packaged ICs or to test different ICs. With the LS Series manipulators, the undocking, movement of the test head and redocking can be done automatically through the computer-controlled pendant. Our manipulator products generally range in price from approximately $12 thousand to $100 thousand.

Docking Hardware Products. We offer three lines of docking hardware products: fixed manual docking, AERODOCK™ and INTELLIDOCK™ pin and cup docking. All of our docking hardware products protect the delicate interface contacts and ensure proper repeatable and precise alignment between the test head’s interface board and the prober’s probing assembly or the handler’s test socket as they are brought together, or “docked.” Fixed manual docking includes a mechanical cam mechanism to dock and lock the test head to the prober or handler. AERODOCK™ is a new design in our docking hardware product line, bringing to market a cost-effective, pneumatically driven, active docking system. INTELLIDOCK™ is an automated docking solution that provides operator feedback for each docking step via a touchscreen display, and when coupled with the LS Series manipulator, redeployment of the test head can be done automatically and accurately via the computer pendant. All of our docking hardware products eliminate motion of the test head relative to the prober or handler once docked. This minimizes deterioration of the interface boards, test sockets and probing assemblies that is caused by constant vibration during testing. Our docking hardware products are used primarily with floating-head universal manipulators when maximum mobility and interchangeability of handlers and probers between test heads is required. By using our docking hardware products, semiconductor manufacturers can achieve cost savings through improved ATE utilization, improved accuracy and integrity of test results, optimized floor support and reduced repairs and replacements of expensive ATE interface products.

We believe our docking hardware products offer our customers the ability to make various competing brands of test heads compatible with various brands of probers and handlers by only changing interface boards (“plug-compatibility”). Plug-compatibility enables increased flexibility and utilization of test heads, probers and handlers purchased from various ATE manufacturers. We believe that because we do not compete with ATE manufacturers in the sale of probers, handlers or testers, ATE manufacturers are willing to provide us with the information that is integral to the design of plug-compatible products. Our docking hardware products generally range in price from approximately $2 thousand to $25 thousand.

Interface Products. Our tester interface products provide the electrical connections between the tester and the wafer prober or IC handler to carry the electrical signals between the tester and the probe card on the prober or the test socket on the handler. Our designs optimize the integrity of the transmitted signal. Therefore, our tester interfaces can be used with high speed, high frequency, digital or mixed signal testers used in testing more complex ICs. Because our tester interface products enable the tester to provide more reliable yield data, our interfaces may also reduce IC production costs. We design standard and modular interface products to address most possible tester/prober combinations on the market today. In addition, we provide a custom design service that will allow any of our customers to use virtually any tester, prober or handler combination with any type of device, such as analog, digital, mixed signal and radio frequency. For example, our Centaur® modular interface is designed to provide flexibility and scalability through the use of replaceable signal modules which can be easily changed on the test floor as our customers’ testing requirements change. In addition to the Centaur® modular interface, we also offer over 200 different types of tester interface models that we custom designed for our customers’ specific applications. These tester interface products generally range in price from approximately $7 thousand to $175 thousand.

Acculogic Scorpion Flying Probe Test Systems. Acculogic designs and manufactures robotics-based electronic test equipment and provides application support services for OEMs, contract electronic manufacturers and battery manufacturers. These systems are used to structurally test an electronic device including printed circuit board assembly (“PCBA”) and battery interconnect test. Structural testing provides confirmation that the device was manufactured properly by confirming circuits are functioning properly. In addition to testing of the basic circuitry of a PCBA, our Acculogic solutions can integrate various functional testing capabilities such as boundary scan and radio frequency measurement to confirm that the device will perform the functions for which it is designed. Acculogic’s Scorpion Flying Probe system can be quickly programmed to test almost any printed circuit board. This programming is done with computer-aided design or design data of the device to be tested. Traditional in-circuit testing systems require a dedicated fixture for each board to be tested. Acculogic’s Flying Probe system can test a virtually unlimited number of boards without any hardware modifications. These systems generally sell for between $250 thousand and $800 thousand.

Using the flying probe configuration, The STINGRAY Battery Tester employs a set of test heads to measure the electrical resistance of each bond in the battery array. By utilizing the four-wire technique, the tester can perform electrical tests on low-resistance interconnects, even as low as 200uΩ. Each test is completed within milliseconds, ensuring rapid testing of each battery array. The STINGRAY was the first to market a non-contact probe module in 2024. Using advanced magnetic field measurement techniques to assess the interconnect quality without physical contact, this allows for accurate and complete test coverage for both laser-welded and wire bonded interconnects.

Acculogic BRiZ Automated Test and Programming Services: BRiZ is an automated test platform that can consolidate any variety of circuit board test and programming into a single, compact, low-cost test station. These platforms generally sell for between $50 thousand and $250 thousand.

Alfamation Hyperion™ Functional Test Platform: Hyperion™ is an automated Test Platform for PCBA & Assembly level testing, modular and configurable to quickly fit different customer applications. It addresses End-of-Line testing of a broad range of devices, from wireless communication telematics through automotive infotainment and computer control units.

Alfamation Pixelshooter™ Touch Display Tester: Pixelshooter™ is comprehensive and scalable solution for electrical and optical testing of touch displays, including automotive instrument clusters and touch screens, with integrated robotics for haptic feedback, buttons and knobs assessment. It is conceived for 24/7 high volume manufacturing operations and provides hi-res defective pixel detection, color calibration, brightness uniformity and flicker measurement. These products typically sell for between $150 thousand and $250 thousand.

Alfamation Wafer-Level Optical component Tester (WALOT™): WALOT™ is a fully automated test system designed to test passive optical components at Wafer-level, such as diffractive optical elements (“DOE”), meta optical elements (“MOE”) and micro lens array (“MLA”). These optical components are used in consumer electronics devices (i.e. facial recognition) and automotive decorative lighting applications. It combines efficient automation with the capability of handling a wide range of functional tests and is equipped with air-bearing wafer handling system combined with a flexible measurement setup architecture which requires little to no maintenance. These systems generally sell for between $300 thousand and $450 thousand.

Alfamation Flexmedia XM® Specialty Test Modules: Flexmedia XM® is a modular, robust and cost-effective solution for building flexible, scalable, functional testers for applications that include audio and video generators and analyzers, automotive ethernet and communication interfaces, and analog measurements. They address the requirements of many automotive infotainment and wireless telematics functional testing needs. Average selling price of each module is $2 thousand, and they are sold online as well, at www.flexmediaxm.com.

Environmental Technologies Products

ThermoStream® Products: Our ThermoStream® products are used in the semi market as a stand-alone temperature management tool, or in a variety of electronic test applications as part of our MobileTemp systems. ThermoStream® products provide a source of heated and cooled air that can be directed over the component or device under test. These systems are capable of controlling temperatures to within +/- 0.1 degree Celsius over a range of -100 degrees Celsius to as high as +300 degrees Celsius within 1.0 degree Celsius of accuracy. As a stand-alone tool, ThermoStreams® provide a temperature-controlled air stream to rapidly change and stabilize the temperature of packaged ICs and other devices.

Our MobileTemp Series combines our ThermoStream® products with our family of exclusive, high-speed ThermoChambers to offer thermal test systems with fast, uniform temperature control in a compact package enabling temperature testing at the test location. MobileTemp Systems are designed specifically for small thermal-mass applications beyond the semi market and have found applications in the automotive, electronic, fiber optic and oil field service markets testing such things as electronic sub-assemblies, sensor assemblies, and printed circuit boards.

Traditionally, our customers use ThermoStream® products primarily in engineering, quality assurance and small-run manufacturing environments. ThermoStream® and MobileTemp products generally range in price from approximately $15 thousand to $55 thousand.

Thermal Chambers: Our thermal chamber products are available in a variety of sizes, from small bench-top units to chambers with internal volumes of twenty-seven cubic feet and greater and with temperature ranges as wide as from -190 degrees Celsius to +500 degrees Celsius. Chambers can be designed to utilize liquid nitrogen or liquid carbon dioxide cooling or mechanical refrigeration, and sometimes both. These chambers can accommodate large thermal masses and are found in both laboratory and production environments. Chambers are generally priced from $18 thousand to $150 thousand.

Thermal Platforms: Our thermal platforms are available in surface sizes ranging from 7.2 square inches to 616 square inches. They provide a flat, thermally conductive, precisely temperature controllable surface that is ideal for conditioning of testing devices with a flat surface. Platforms are available with temperature ranges as broad as -100 degrees Celsius to +250 degrees Celsius. Thermal platforms can be designed to utilize either liquid nitrogen or liquid carbon dioxide cooling or mechanical refrigeration. Platforms offer virtually unimpeded access to the device under test and their easy access and compact size makes them ideal for convenient bench-top use. Platforms are generally priced from $7 thousand to $65 thousand.

Thermonics® Products: Our Thermonics® temperature conditioning products, which include our process chillers, provide tempered gas or fluid to enable customers to maintain desired thermal conditions within their tool or process. Applications include general industrial, chemical processing, energy, electronics, automotive, defense/aerospace and semiconductor markets. Prices generally range from $25 thousand to $150 thousand.

Ultra-Cold Storage Solutions: Our high-performance biomedical freezers, refrigerators and mobile storage solutions meet versatile applications, including ultra-cold storage solutions for biological sample banks, blood safety, vaccine safety, medical supplies and reagent safety. Prices generally range from $2 thousand to $20 thousand.

Process Technologies Products

EKOHEAT® Products: Our EKOHEAT® induction heating systems with power ratings from 10kW to 1 MW are manufactured by Ambrell® and are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials in order to transform raw materials into finished parts. Prices generally range from $30 thousand to $250 thousand.

EASYHEAT™ Products: Our compact EASYHEAT™ induction heating systems with power ratings from 0.5kW to 10kW are manufactured by Ambrell® and used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials in order to transform raw materials into finished parts. Prices generally range from $10 thousand to $25 thousand.

Applications for both EKOHEAT® and EASYHEAT™ products include annealing, bonding, brazing, curing, forging, heat treating, melting, shrink-fitting, soldering and testing.

Digital Streaming and Image Capturing Solutions. Our industrial-grade imaging solutions are designed and manufactured by Videology®. They provide custom solutions for OEMs and end users and specialize in meeting customers’ design specifications for imaging systems. Per unit prices for these products can range up to $3 thousand for a single unit. These products are generally purchased in higher volumes than our other products.

Financial Information About Operating Segments and Geographic Areas

Please see “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 17. Segment Information” of this Report for additional data regarding revenue, profit or loss and total assets of each of our segments and revenue attributable to foreign countries.

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

In Europe, we sell to semiconductor and ATE manufacturers through our internal sales staff. Technical support is provided by our staff in the U.K. In China, Japan, the Philippines, South Korea, and Thailand, we sell using independent sales representatives who are supervised by our internal sales staff. In Malaysia, Singapore and Taiwan, our sales are handled by our internal sales staff. International sales representatives are responsible for sales, installation, support and trade show participation in their geographic market areas. Technical support is provided to Asian customers primarily by employees based in Malaysia, the Philippines and Taiwan.

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

Our Alfamation products are sold globally through our internal sales staff. Customer support is supplied by teams located in Italy and China.

Environmental Technologies Products: We market our Temptronic®, Sigma, Thermonics®, and North Sciences brands under the umbrella name of inTEST Thermal Solutions and sales to ATE manufacturers are handled directly by our own sales force and our network of independent representatives and distributors. Sales to life sciences customers worldwide are handled directly by our own sales force and by our network of independent representatives and distributors. Sales to semiconductor manufacturers and customers in other markets in the U.S. are handled directly by our own sales force and through independent sales representative organizations. In Singapore, Malaysia, and Philippines, our sales and service are handled directly by our own sales force and through independent sales representative organizations. In the rest of Asia, our sales are handled through distributors. In Europe, sales managers at our office in Germany, as well as regional distributors and independent sales representatives, sell to semiconductor manufacturers and customers in other markets. We communicate with our distributors regularly and have trained them to sell and service our thermal products.

Process Technologies Products: We market our EASYHEAT™ and EKOHEAT® precision induction heating equipment to manufacturers who require specialized industrial heating in a wide array of industries, including automotive, aerospace and semiconductor, and are sold globally through a combination of regional sales managers and independent distributors. In North America, direct regional sales managers provide sales coverage augmented by independent sales representatives. In Europe, direct sales managers provide sales coverage augmented by independent distributors. In Asia, distributors have responsibility for sales and service of our products. We generate a significant portion of our sales leads through our website as well as through trade show attendance where we display our products and technology.

We also provide induction heating product support through our SmartCARE™ Service offering, which includes equipment repairs and training, preventative maintenance, enhanced warranties and spare parts. Our field service engineers, located in the U.S. and Europe, provide service and support globally. Additionally, several distributors in Europe and Asia have factory-trained service technicians.

We market our Videology® industrial camera solutions to OEMs and end users both directly and through distributors. We have both manufacturing and service capabilities in the U.S. and the Netherlands. We acquire our sales from repeat long-term customers, new leads through our website, regional sales managers and distributors as well as through trade show attendance where we display our products and technology.

CUSTOMERS

We market our products to end users including semiconductor manufacturers, third-party foundries and test and assembly providers, as well as to OEMs, which include ATE manufacturers and their third-party outsource manufacturing partners. We also market our products to independent testers of semiconductors, manufacturers of automotive, defense/aerospace, industrial, life sciences and security products, semiconductor research facilities, and manufacturers and manufacturing process integrators for a variety of industrial process applications. Our customers use our products principally in production testing or process/manufacturing applications, although our ThermoStream® products traditionally have been used largely in engineering development and quality assurance. We believe that we sell to most of the major semiconductor manufacturers in the world.

During the year ended December 31, 2024, one customer accounted for 13% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. During the year ended December 31, 2023, this same customer accounted for 13% of our consolidated revenue.

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

MANUFACTURING AND SUPPLY

At December 31, 2024, our principal manufacturing operations consisted of assembly and testing at our facilities in in the U.S. (New York, Massachusetts and New Jersey), Italy, Canada, Germany and the Netherlands. We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third-party manufacturers or our own facilities. Our practice is to use high quality raw materials and components in our products. The primary raw materials used in fabricated parts are widely available. Substantially all of our components are purchased from multiple suppliers; however, certain raw materials and components are sourced from single suppliers, as discussed further in “Part II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although, from time to time, certain components may be in short supply due to high demand or inability of vendors to meet quality or delivery requirements, we believe that all materials and components are available in adequate amounts from other sources, except as noted above.

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

Our Massachusetts facility and our Acculogic office in Canada are International Traffic in Arms Regulations (“ITAR”) compliant enabling them to support the specific requirement of the U.S. Department of Defense. Our Canadian facility is compliant with the Canadian Controlled Goods Program, enabling them to support the Canadian Department of Defense.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered and to design those products and solutions before, or at least no later than, our competitors. At December 31, 2024, we employed approximately 100 engineers engaged in engineering and product development. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new thermal products and the development of high-performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. In the years ended December 31, 2024 and 2023, we spent approximately $8.5 million and $7.6 million, respectively, on engineering and product development.

PATENTS AND OTHER PROPRIETARY RIGHTS

We intend to protect our technology by filing patent applications for the technologies that we consider important to our business. We also rely on trademarks, trade secrets, copyrights and unpatented know-how to protect our proprietary rights.

We believe our intellectual property has value, and we have taken in the past, and will take in the future, actions we deem appropriate to protect such property from misappropriation. There can be no assurance, however, that such actions will provide meaningful protection from competition. In the absence of intellectual property protection, we may be vulnerable to competitors who attempt to copy or imitate our products or processes. For additional information regarding risks related to our intellectual property, see “Part I; Item 1A. Risk Factors” in this Report.

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

At December 31, 2024, we held 21 active U.S. patents and had one pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2025 and extending through 2039. During 2024, no U.S. patents were issued and 9 U.S. patents expired. We do not believe that the upcoming expiration of certain of our patents in 2025 will have a material impact on our business. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

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

Our competitors include independent manufacturers, ATE manufacturers and, to a lesser extent, semiconductor manufacturers’ in-house ATE interface groups. Competitive factors in the markets we serve include price, functionality, timely product delivery, customer service, applications support, product performance and reliability. We believe that our long-term relationships with our customers in the various markets we support and our commitment to, and reputation for, providing high quality products, are important elements in our ability to compete effectively in all of our markets.

Our principal competitors for manipulator products, docking hardware products and tester interface products are Advantest Corporation, Esmo AG, Reid-Ashman Manufacturing Inc. and Teradyne, Inc. Our principal competitors for Acculogic products are Digitaltest GmbH, Seica S.p.A., SPEA S.p.A., and Takaya Corporation. Our main competitors for Alfamation™ test equipment are NOFFZ Technologies GmbH, Konrad Technologies GmbH, TST Total Solutions Technology Ltd, MCD Elektronik GmbH and Averna Technologies Inc. For Flexmedia XM® products, our principal competitors are Intrepid Control Systems Inc, GÖPEL electronic GmbH, TZ Electronic Systems GmbH and Solectrix GmbH.

Our principal competitors for ThermoStream® products are FTS Systems, a part of ATS Corporation, and MPI Corporation. Our principal competitors for environmental chambers are Cincinnati Sub-Zero Products, Inc., Espec Corp. and Thermotron Industries. Our principal competitor for thermal platforms is Environmental Stress Systems Inc. Our principal competitors for liquid chillers include Huber Kältemaschinenbau AG, Julabo GmbH, Boyd Corporation, and Advanced Thermal Sciences Corporation. Our principal competitors for life sciences products include Panasonic Health Care Holdings Corporation, Haier Group Corporation, Thermo Fisher Scientific Corporation, and Eppendoerf AG.

Our principal competitors for EKOHEAT® and EASYHEAT™ products are Inductotherm Corporation, Park-Ohio Holdings Corporation, ENRX Corporation, Trumpf Hüttinger GmbH, Ultraflex Power Technologies and CEIA S.p.A. Our digital streaming and image capturing solutions products compete in a large space with multiple small competitors. We do not believe that there is a competitor that has over 5% share of the current market.

BACKLOG

At December 31, 2024, our backlog of unfilled orders for all products was $39.5 million compared with $40.1 million at December 31, 2023. Our backlog consists of purchase orders that we have accepted, substantially all of which we expect to deliver in 2025. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times, which has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period. See also the discussion of backlog in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Overview; Orders and Backlog.”

EMPLOYEES

At December 31, 2024, we had 425 employees (393 of which were full-time), including 209 based domestically and 216 based outside the United States. Substantially all of our key employees are highly skilled and trained technical personnel. Only two of our employees (both outside the United States) are represented by a labor union, and we have never experienced a work stoppage. From time to time, we retain temporary workers or third-party contractors to assist us in manufacturing operations and engineering and product development projects.

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

Our acquisition strategy involves financial and management risks which may adversely affect our results in the future.

If we acquire additional businesses, technologies or products, we will face the following additional risks:

●	acquisitions could divert management’s attention from daily operations or otherwise require additional management, operational and financial resources;
●	we might not be able to integrate acquisitions into our business successfully or operate acquired businesses profitably;
●	we may realize substantial acquisition-related expenses that would reduce our net earnings in future years;
●	we may not realize the expected benefits of such acquisitions;
●	our investigation of potential acquisition candidates may not reveal problems and liabilities of the companies and businesses that we acquire;

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

If any of the events described above occur, our earnings could be reduced and may adversely affect our financial condition, results of operations and ability to grow our business or otherwise achieve our financial and strategic objectives. If we issue shares of our stock or other rights to purchase our stock in connection with any future acquisitions, the issuance will dilute our existing stockholders’ interests and our earnings per share may decrease. If we issue or incur debt in connection with any future acquisitions, lenders may require that we pledge our assets to secure repayment of such debt and impose covenants on us, which could, among other things, restrict our ability to increase capital expenditures or to acquire additional businesses.

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

In connection with our acquisition of Acculogic we have recorded a contingent consideration liability that represents the fair value of additional payments we may make to the seller of up to an additional CAD $5.0 million in the five-year period from 2022 through 2026. The additional payments will be based on a percentage of net invoices for which payments have been received on systems sold to EV battery customers exceeding CAD $2.5 million per year in each of the five years. The maximum payment is capped at CAD $5.0 million, which equates to approximately USD $3.5 million at December 31, 2024. There were no payments due for the years ended December 31, 2023 or 2022, while an immaterial amount is due for 2024 and is recorded as a component of other current liabilities. The fair value of this contingent consideration liability involves assessing the total amount of revenue we expect from sales to EV or battery customers during the applicable time periods as well as when we expect to receive payment for the related net invoices. At December 31, 2024, the total contingent consideration liability on our balance sheet was USD $0.9 million which was its estimated fair value at that date. Any future adjustments to the estimated fair value of the contingent liability will be recorded in our results of operations for the period in which the adjustment occurs.

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

We sell certain of our products in markets other than the semi market, including the automotive, defense/aerospace, industrial, life sciences and security markets. During 2024 and 2023, our sales to markets other than the semi market were $82.0 million and $57.6 million, respectively, and represented 63% and 47% of our consolidated revenue, respectively. Our goal is to increase our sales to markets other than the semi market; however, in most cases, the expansion of our product sales into these new markets has occurred in the last several years, and we may experience difficulty in expanding our sales efforts further into these markets. These difficulties could include hiring sales and marketing staff with sufficient experience selling into these new markets and our ability to continue to develop products which meet the needs of customers in these markets and which are not currently offered by our competitors. In addition, due to the highly specialized nature of certain of our product offerings in these markets, we do not expect broad market penetration in many of these markets. If we are unable to expand these sales, our revenue and results of operations will remain substantially dependent upon the cycles of the semi market.

RISKS RELATED TO OUR BUSINESS OPERATIONS

If our suppliers do not meet product or delivery requirements, or inflationary pressures continue to increase and we cannot increase our prices to our customers, we could have reduced revenues and earnings.

During 2022, as global supply chain constraints became more pronounced, we experienced price increases and lack of availability from several of our normal suppliers for the materials needed to produce our products in a timely manner and/or with the level of margins we typically expect to achieve. While the global supply chain seems to have returned to a more normalized state as of the end of 2024, ongoing uncertainty from geopolitical events and the global trade environment, including changes in the United States’ or international trade policy, tariffs, export controls, quotas, embargoes, or sanctions may trigger additional retaliatory actions by affected countries resulting in “trade wars” and further increased costs for goods and materials transported globally, which may negatively impact our customers, revenues and earnings. Furthermore, certain components of our products may continue to be in short supply from time to time because of high demand or the inability of some vendors to consistently meet our quality or delivery requirements. A significant portion of our material purchases require some custom work, and there are not always multiple suppliers capable of performing such custom work on a timely or cost-effective basis. If any of our suppliers were to cancel commitments or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, have reduced revenues and earnings, experience reputational harm and be subject to contractual penalties, any of which could have a material adverse effect on our business, results of operations and financial condition. Additionally, we may not be able to raise our prices to our customers in an amount or timeframe sufficient to offset the increases in price we are experiencing from our suppliers. This could result in a reduction in our earnings in future periods.

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

In prior periods, our management identified material weaknesses in our internal control over financial reporting. If other material weaknesses are identified in the future, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner, which may adversely affect investor confidence in our Company and, as a result, the value of our common stock.

As further explained in “Item 9A. Controls and Procedures,” in prior periods, our management identified material weaknesses in our internal control over financial reporting, which have been remediated as of December 31, 2024. We cannot be certain that other material weaknesses will not occur in the future. If material weaknesses are identified in the future, or if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, our reported financial results could be materially misstated and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the value of our common stock could decline.

If we are not able to maintain internal controls and procedures in accordance with the requirements of applicable securities laws, rules, and regulations, including, without limitation, Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we may not be able to conclude that our internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Common Shares. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us.

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

Our credit facility with M&T Bank (“M&T”) contains covenants requiring us to, among other things, provide financial and other information and to provide notice upon the occurrence of certain events affecting us or our business. These covenants also place restrictions on our ability to incur additional indebtedness, and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. If we fail to satisfy one or more of the covenants under our credit facility, we would be in default thereunder and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our facility. Under such circumstances, we may have difficulty in locating another lender that would be willing to extend credit to us, and other sources of capital may not be available to us on reasonable terms or at all.

At June 30, 2024, we were in compliance with all of the covenants included in our credit facility, except for the fixed charge coverage ratio financial covenant which was 1.16 to 1.0 for the quarter ended June 30, 2024, for which we received a one-time waiver from M&T. At September 30, 2024 and December 31, 2024, we were in compliance with all of the covenants included in our credit facility. See “Part II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Credit Facility” and “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (10) Debt” in this Report for a discussion of the material terms of our credit facility.

We hold our cash and cash equivalents that we use to meet our working capital needs in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.

We hold our cash and cash equivalents that we use to meet our working capital needs in deposit accounts at multiple financial institutions. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”), standard deposit insurance limit or similar government guarantee schemes. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our obligations.

For example, on March 10, 2023, Silicon Valley Bank, and on March 12, 2023, Signature Bank, were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of Silicon Valley Bank and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

We also maintain investment accounts with other financial institutions in which we hold our investments and, if access to the funds we use for working capital is impaired, we may not be able to sell investments or transfer funds from our investment accounts to new accounts on a timely basis sufficient to meet our working capital needs.

We face risks associated with doing business in China.

We conduct sales and other business operations in China, as a result, the economic, political, legal and social conditions in China could harm our business. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the intellectual property we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:

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

In addition to the cyclicality of the semi market, demand for our products and our gross and net operating margins have also been affected by changes in the buying patterns of our customers. Some of the changes in customer buying patterns that have impacted us in the past, and may continue to do so in the future, have included customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity and may result in increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower unit costs). We have also experienced customer supply chain management groups demanding lower prices and spreading purchases across multiple vendors. We believe some of the changes in customer buying patterns are the result of changes within the semi market over the last several years, including, for example, changing product requirements and longer time periods between new product offerings by OEMs. Such shifts in market practices have had, and may continue to have, varying degrees of impact on our revenue and our gross and net operating margins. Such shifts are difficult to predict and may not be immediately apparent, and the impact of these practices is difficult to quantify from period to period. There can be no assurance that we will be successful in implementing effective strategies to counter these shifts.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, our operating results could suffer dramatically.

During the year ended December 31, 2024, one customer accounted for 13% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. During the year ended December 31, 2023, this same customer accounted for 13% of our consolidated revenue. During the years ended December 31, 2024 and 2023, our ten largest customers accounted for approximately 45% and 42% of our consolidated revenue, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

RISKS RELATED TO COMPETITION

Our business is subject to intense competition, which has in the past and could in the future, materially adversely affect our business, financial condition and results of operations.

We face significant competition throughout the world in each of our operating segments. Some of our competitors have substantial financial resources and more extensive design and production capabilities than us. Some of our competitors are much smaller than we are and therefore have much lower levels of overhead than us, which enables them to sell their competing products at lower prices. To remain competitive, we must continually commit a significant portion of our personnel and financial resources to developing new products and maintaining customer satisfaction worldwide. We expect our competitors to continue to improve the performance of their current products and introduce new products or technologies. In the recent past, in response to significant declines in global demand for our products, some competitors have reduced their product pricing significantly, which has led to intensified price-based competition, which has and could continue to materially adversely affect our business, financial condition and results of operations.

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

RISKS RELATED TO FOREIGN OPERATIONS

The continuing conflict in the Ukraine could disrupt our supply chain or cause other adverse effects on our revenue and earnings.

In late February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and trade actions against Russia. Recently, the U.S. added sanctions to Belarus. The U.S. and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia or its allies in response. The continuing conflict has caused regional instability and could cause geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy, which could materially adversely affect our financial condition or results of operations.

The conflict and actions taken in response to the conflict could increase our costs or disrupt our supply chain for certain unique materials. Specifically, Acculogic purchases certain parts from a key sole-source supplier in Belarus, which is bordered by Russia to the east and northeast and Ukraine to the south. In August 2024, the United States, Canada and the European Union added additional sanctions on certain companies based in Belarus, including this key sole-source supplier. We are complying with these sanctions and have not received materials from this supplier since the restrictions were announced. As a result, we have a limited supply of these parts. We are currently in the process of qualifying an alternate supplier for these parts. In addition, in December 2024, we submitted a request to the Office of Foreign Assets Control (“OFAC”) to allow us a temporary license to purchase a limited quantity of these parts from this supplier. This application is currently pending OFAC review. There can be no assurance that we will be granted a license by OFAC in a timely matter or at all, that if granted a license by OFAC that such supplier in Belarus will be willing or able to provide these parts on reasonable commercial terms or at all, or that we will be able to identify and qualify an alternative supplier for these parts in a timely matter or at all. If we cannot source this material from alternate suppliers for similar costs, our revenue and earnings could be adversely affected.

We have a sole source supplier of components in Israel and the continuing Hamas-Israel conflict could disrupt our supply chain or cause other adverse effects on our revenue and earnings.

In early October 2023, Hamas attacked Israel and Israel formally declared war in response to the attack. While some efforts have been made towards a cessation of hostilities, the conflict is ongoing, and it is unclear when it might end. The continuing conflict is likely to cause regional instability and could materially adversely affect global trade, regional economies and the global economy, which could materially adversely affect our financial condition and results of operations. Our subsidiary, Ambrell® has a sole source supplier of capacitors used in certain of our induction heating products that is located in Israel. This supplier is the sole source supplier of capacitors for numerous induction companies, and currently there are no viable alternatives available. There can be no assurance that the situation will not worsen, which could impact our ability to assemble and ship certain of our induction heating products which could have a material impact on our results of operations in future periods.

A substantial portion of our customers are located outside the U.S., which exposes us to foreign political and economic risks.

We have operated internationally for many years and expect to expand our international operations to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 39% and 24% of consolidated revenue in 2024 and 2023, respectively. Revenue from foreign customers totaled $77.1 million, or 59% of consolidated revenue in 2024, and $78.1 million, or 63% of consolidated revenue in 2023. We expect our revenue from foreign customers will continue to represent a significant portion of total revenue. In addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:

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

While much of our cash is in the U.S., a significant portion is generated from and maintained by our foreign operations. At December 31, 2024, $8.6 million, or 44% of our cash and cash equivalents was held by our foreign subsidiaries. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address our cash requirements and if we are unable to efficiently and timely repatriate cash from overseas. Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. If we are unable to repatriate the earnings of our subsidiaries, it could have an adverse impact on our ability to redeploy earnings in other jurisdictions where they could be used more profitably.

RISKS RELATED TO INTELLECTUAL PROPERTY

Claims of intellectual property infringement by or against us could seriously harm our businesses.

From time to time, we have been and may again be forced to respond to or prosecute intellectual property infringement claims to defend or protect our rights or a customer’s rights. These claims, regardless of merit, may consume valuable management time, result in costly litigation or cause product shipment delays. Any of these factors could seriously harm our business and operating results. We may have to enter into royalty or licensing agreements with third parties who claim infringement. These royalty or licensing agreements, if available, may be costly to us. If we are unable to enter into royalty or licensing agreements with satisfactory terms, our business could suffer. In instances where we have had reason to believe that we may be infringing the patent rights of others, or that someone may be infringing our patent rights, we have asked our patent counsel to evaluate the validity of the patents in question, as well as the potentially infringing conduct. If we become involved in a dispute, neither the third parties nor the courts are bound by our counsel’s conclusions.

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

Cyber Security Governance

Oversight of cybersecurity risks by management is led by our Information Technology (“IT”) Committee, which is chaired by our Corporate Vice President of IT and Cybersecurity and comprised of members of senior management including our Chief Executive Officer and Chief Financial Officer. Among its responsibilities, the IT Committee identifies our material cyber risks and reviews the strategies, processes and controls in place to facilitate the understanding, identification, prevention, measurement, reporting and mitigation of those risks. The IT Committee meets quarterly to review our cyber risk management strategy. A member of the Board attends these meetings as an observer.

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

To enhance our cybersecurity defenses and reduce the risk of cybersecurity incidents, we have integrated a range of third-party services into our IT systems. These include a robust detection and response solution that provides continuous monitoring of our environment and in January 2025 we implemented automation that shuts down active threats, endpoint protection across all devices, and the implementation of two-factor authentication for secure access. Additionally, we conduct regular penetration testing to identify and address potential vulnerabilities. We also engage a trusted external cybersecurity consultant to review and update our IRP, ensuring it aligns with the latest industry standards and best practices.

We have been the victim of cybersecurity incidents and may be the subject of cybersecurity incidents in the future. See “Item 1A, Risk Factors” for more information about the risk posed to us by cybersecurity threats.

Item 2.	PROPERTIES

As of December 31, 2024, we leased fourteen facilities worldwide. The following chart provides information regarding each of our principal leased facilities as of December 31, 2024:

Location	Lease Expiration	Approx. Square Footage	Principal Uses
Rochester, NY	April 2028	79,150	Process Technologies segment operations (principal facility for Ambrell®)
Mansfield, MA	February 2032	58,800	Environmental Technologies segment operations (principal facility for iTS), Process Technologies segment operations (principal facility for Videology®)
Milan, Italy	February 2030	51,871	Electronic Test segment operations (principal facility for Alfamation™)
Mt. Laurel, NJ	April 2031	33,650	Corporate headquarters and Electronic Test segment operations
Penang, Malaysia	May 2027	25,000	Applications engineering, product development and localized manufacturing for nearly all inTEST brands
Markham, Ontario, Canada	February 2028	16,437	Electronic Test segment operations (principal facility for Acculogic Inc.)

All of our facilities have space to accommodate our needs for the foreseeable future.

Item 3.	LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on NYSE American LLC (“NYSE American”) under the symbol “INTT.” On March 1, 2025, the closing price for our common stock as reported on the NYSE American was $8.35. At March 1, we had 12,373,276 shares outstanding that were held by approximately 1,000 beneficial and record holders.

No dividends were paid on our common stock in the years ended December 31, 2024 or 2023. We do not currently plan to pay cash dividends in the foreseeable future. Our current policy is to use any future earnings for reinvestment in the operation and expansion of our business, including possible acquisitions of other businesses, technologies or products and, when approved by our Board of Directors, to repurchase our outstanding common stock. Payment of any future dividends will be at the discretion of our Board of Directors.

Purchases of Equity Securities

On November 20, 2023, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) whereby we were permitted to repurchase shares of our common stock on the open market with a total aggregate repurchase amount of up to $10 million until November 17, 2024. Through November 17, 2024, we repurchased 141,117 shares of our common stock for $1.0 million.

On March 5, 2025, the Board of Directors authorized the renewal of the Repurchase Plan without a fixed expiration date. As of the renewal date, the Company had $8,961,150 available for repurchases under the renewed Repurchase Plan. The Company is not obligated to purchase any common stock under the Repurchase Plan. Further, the Repurchase Plan may be suspended or discontinued at any time without prior notice.

Securities Authorized for Issuance Under Equity Compensation Plan

Information regarding securities authorized for issuance under equity compensation plans is included in “Part III; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Equity Compensation Plan Information.”

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our audited consolidated financial statements and related notes included in this Report for the year ended December 31, 2024. In addition, please refer to the discussion of our business and markets contained in “Part I, Item 1. Business” of this Report. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under “Cautionary Statement Regarding Forward-Looking Statements” and “Part I; Item 1A. Risk Factors”, and elsewhere throughout this Annual Report. Our actual results could differ materially from those discussed in the forward-looking statements or from our prior results.

Overview

We are a global supplier of innovative test and process technology solutions for use in manufacturing and testing across a wide range of markets including semi, industrial, automotive, life sciences, defense/aerospace and security. We have three operating segments which are also our reportable segments and reporting units: Electronic Test (which includes our semiconductor test equipment, robotics-based electronic test equipment and application support services and functional test equipment for production quality control and product development), Environmental Technologies (which includes our thermal test, process and storage products) and Process Technologies (which includes our induction heating and video imaging products).

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

Markets

As discussed in “Part I; Item 1.; Markets,” we are focused on specific target markets which include both the front-end and back-end of the semiconductor manufacturing, industrial, automotive, life sciences, defense/aerospace and security. The semi market, which includes both the broader semiconductor market, as well as the more specialized ATE and wafer production sectors within the broader semiconductor market, has historically been the largest single market in which we operate. The semi market is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns and is subject to periods of significant expansion or contraction in demand. Our intention is to continue diversifying our markets, our product offerings within the markets we serve and our customer base across all of our markets with the goal of reducing our dependence on any one market, product or customer. In particular, we are seeking to reduce the impact of volatility in the semi market on our results of operations.

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

In the past, the semi market has been highly cyclical with recurring periods of oversupply, which often severely impact the semi market’s demand for the products we manufacture and sell into the market. This cyclicality can cause wide fluctuations in both our orders and revenue and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. Market cycles are difficult to predict and, because they are generally characterized by sequential periods of growth or declines in orders and revenue during each cycle, year-over-year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. These periods of heightened or reduced demand can shift depending on various factors impacting both our customers and the markets that they serve. In addition, during both downward and upward cycles in the semi market, in any given quarter, the trend in both our orders and revenue can be erratic. This can occur, for example, when orders are canceled or currently scheduled delivery dates are accelerated or postponed by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

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

As discussed “Part I; Item 1.; Strategy,” although the semi market remains our largest market, as part of our strategy to grow our business, we are focused on several other key target markets where we believe our products address test and process requirements and where we believe there is significant potential for growth. These key target markets include the industrial, automotive, life sciences, defense/aerospace and security. We believe that these markets are usually less cyclical than the semi market. While market share statistics exist for some of these markets, due to the nature of our highly specialized product offerings in these markets, we do not expect broad market penetration in many of these markets and, therefore, do not anticipate developing meaningful market shares in most of these markets.

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

Acquisition

On March 12, 2024, we entered into a stock purchase agreement to acquire all of the outstanding capital shares of Alfamation S.p.A., a leading global provider of state-of-the-art test and measurement solutions for the automotive, life sciences and specialty consumer electronics markets. Alfamation™ was founded in 1991 and is headquartered in Milan, Italy. Alfamation™ also has a small sales and service subsidiary based in Suzhou City, China. Alfamation™ is part of our Electronic Test operating segment. The aggregate purchase price was approximately €20 million comprised of €18 million in cash (approximately $19.7 million) and 187,432 shares of our common stock (valued at $2.1 million based on the closing price of our stock on the date of acquisition). The cash portion of the purchase price was subject to customary working capital adjustments which were finalized in June 2024 and resulted in recording an additional €129 thousand (approximately $141 thousand) of cash purchase price for assets delivered at closing in excess of agreed upon thresholds. The liabilities assumed in connection with the acquisition included debt of approximately €10.3 million, or $11.3 million. After all closing adjustments, the total purchase price was $21.9 million. We finalized our allocation of the purchase price to assets acquired and liabilities assumed during the fourth quarter of 2024.

As noted in “Part I; Item 2. Properties” and “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (3) Acquisition,” in connection with the acquisition, we have entered into a lease agreement with the former owner of Alfamation™.

Revenue

The following table sets forth, for the periods indicated, a breakdown of the revenue by market (in thousands).

(in thousands except percentages)	Years Ended December 31,
					Change
	2024		2023		$	%
Revenue
Semi	$48,708	37.3%	$65,735	53.3%	$(17,027)	-25.9%
Industrial	13,382	10.2%	14,310	11.6%	(928)	-6.5%
Automotive/EV	32,871	25.2%	9,895	8.0%	22,976	232.2%
Life Sciences	5,400	4.1%	4,856	3.9%	544	11.2%
Defense/Aerospace	15,317	11.7%	12,537	10.2%	2,780	22.2%
Security	2,946	2.3%	3,688	3.0%	(742)	-20.1%
Other	12,066	9.2%	12,281	10.0%	(215)	-1.8%
	$130,690	100.0%	$123,302	100.0%	$7,388	6.0%

During 2024 our consolidated revenue grew $7.4 million or 6% year over year. Alfamation™ contributed $25.0 million in revenue from the date of acquisition, with a significant majority of that in the automotive market and to a lesser extent life sciences. We also experienced increased customer demand in the defense/aerospace market in 2024 compared to 2023. These increases were offset by continued softness in the semi market in 2024. This reduction in demand, which we began to experience in the fourth quarter of 2023, has been particularly notable with regard to our customers in the front-end market who purchase our induction heating solutions for SiC crystal growth and epitaxial reactors. The semi market is highly cyclical resulting in significant swings in demand when period to period comparisons are to different points in a given cycle. The current period of weakened demand began in the fourth quarter of 2023 resulting in significantly reduced revenue levels from our customers in this market during 2024. During the fourth quarter of 2024, as compared to the third quarter of the year, we have noted a modest improvement in the semi market based on the timing of front-end shipments and improving demand for our back-end semi solutions but order activity for our front-end semi solutions remains significantly reduced from the levels in 2023. We cannot be certain of the timing or amount of any future orders or revenue in this or any of our markets, nor can we be certain this positive trend in demand from our customers in the back-end of the semi market will continue.

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

The following table sets forth, for the periods indicated, a breakdown of the orders received by market:

(in thousands except percentages)	Years Ended December 31,		Change
	2024	2023	$	%
Orders:
Semi	$44,574	$59,297	$(14,723)	-24.8%
Industrial	11,265	14,980	(3,715)	-24.8%
Auto/EV	19,390	10,193	9,197	90.2%
Life Sciences	4,603	4,353	250	5.7%
Defense/Aerospace	13,715	13,386	329	2.5%
Security	1,237	2,945	(1,708)	-58.0%
Other	12,920	11,478	1,442	12.6%
	$107,704	$116,632	$(8,928)	-7.7%

Total consolidated orders for the year ended December 31, 2024 were $107.7 million compared to $116.6 million in 2023, a decrease of $8.9 million, or 8%. Alfamation™ contributed $10.0 million in orders from the date of acquisition, with virtually all of the orders coming from the automotive market. Our orders from the semi market decreased, reflecting the aforementioned decline in demand in this market since the fourth quarter of 2023. We also experienced declines in demand from the security and life sciences markets, as well as other markets we serve. These declines were partially offset by increases in demand from customers in the industrial and defense/aerospace markets.

At December 31, 2024, our backlog of unfilled orders for all products was approximately $39.5 million compared with approximately $40.1 million at December 31, 2023. The decrease in our backlog reflects reduced demand for our products and, to a lesser extent, lead times returning to a more normalized pattern. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in 2025. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Global Supply Chain Constraints

In October 2023, Hamas attacked Israel and Israel formally declared war in response to the attack. The conflict is ongoing, and it is unclear when it might end. Ambrell® has a sole source supplier of capacitors used in certain of our induction heating products that is located in Israel. This supplier is the sole source supplier of capacitors for numerous induction companies, and currently there are no viable alternatives available. We have been in frequent contact with our supplier since the conflict with Hamas began. We maintain a two-to-three month safety stock on these items. Our supplier has indicated that they have large stock available at more than one facility in Israel, so they believe they have redundancies in place that will help ensure that the supply chain to their customers is uninterrupted. We continue to monitor the situation closely and are staying in close contact with our supplier. However, there can be no assurance that the situation will not worsen which could impact our ability to ship certain of our induction heating products which could have a material impact on our future results of operations.

The ongoing war between Russia and Ukraine continues to contribute to global inflationary pressures and the availability of certain raw materials produced in that region, further exacerbating global supply chain challenges that emerged after the onset of the COVID-19 pandemic. Acculogic purchases certain parts from a key sole-source supplier in Belarus, which is bordered by Russia to the east and northeast and Ukraine to the south. In August 2024, the United States, Canada and the European Union added additional sanctions on Belarus. We have not received materials from this supplier since the issuance of Executive Order 14038. Our remaining supply of these materials is expected to be sufficient to fulfill our orders for the first quarter of 2025. We have been working to qualify a new supplier for these materials and believe that these efforts are proceeding well. We are on track to have a fully functioning and tested system with the materials from this new supplier by the end of March 2025, and expect to begin receiving this new supply of materials in March 2025. Additionally, we have applied to OFAC to obtain permission for additional purchases from the Belarus supplier through December 31, 2025, and expect the Office’s response by the end of March 2025. There can be no assurance that we will be granted a license by OFAC in a timely matter or at all, or that if granted a license by OFAC that such supplier in Belarus will be willing or able to provide these parts on reasonable commercial terms or at all.

In addition, uncertainty in geopolitical events, policy and the global trade environment including changes in the United States’ or international trade policy, tariffs, export controls, quotas, embargoes, or sanctions, which may trigger additional retaliatory actions by affected countries, resulting in “trade wars” as well as the possibility of future global health or other crises remain. As a result, we expect that we may continue to experience increased prices, lack of availability and logistics delays from time to time for the foreseeable future. The actions we have taken and are continuing to take to mitigate these risks include qualifying new vendors as alternate sources in our supply chain, increasing our inventory of raw materials and ordering further in advance of when we expect to need materials than has been our practice in the past. We have also increased the prices that we charge our customers, where appropriate, and continue to work with our customers to find alternate options for the shipment of products where they control aspects of the logistics process. However, the environment in which we operate is dynamic and shifts rapidly at times, and the success of our efforts to mitigate and address the impacts on our business may not be successful. As a result, we could see increases in our costs or reduced revenues which would impact the level of our earnings in future periods.

Please refer to “Part I, Item 1A. Risk Factors” in this Report for further discussion of the risks associated with our business operations, including risks associated with foreign operations.

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

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenue. Revenue was $130.7 million for the year ended December 31, 2024 compared to $123.3 million in 2023, an increase of $7.4 million or 6%. This increase reflects the factors previously discussed in the Revenue section above.

Gross Margin. Gross margin was 42% for the year ended December 31, 2024, compared to 46% in 2023. In the fourth quarter of 2024, we refined and finalized our purchase price allocation for the Alfamation™ acquisition. Adjustments recorded included a $1.6 million increase in the cost of inventory acquired (“inventory step-up”), to reflect the fair value of work in process and finished goods at the acquisition date. As the related inventory was sold in 2024, this increase was charged to cost of goods sold in the fourth quarter of 2024 which negatively impacted gross margin for the fourth quarter and year ended December 31, 2024. The balance of the decrease in our gross margin primarily reflects higher fixed operating costs and increased direct labor as a result of the costs attributable to Alfamation™ and higher average component material costs, reflecting changes in product sales mix.

Selling Expense. Selling expense was $17.4 million for the year ended December 31, 2024 compared to $17.6 million in 2023, a decrease of $0.2 million or 1%. The decrease was primarily due to lower commissions, reflecting changes in sales mix and lower third-party costs. These decreases were partly offset by increased travel costs as we increased the number of customer visits and trade show attendance as we work to continue to grow our business and increased warranty costs. The additional costs attributable to Alfamation™ also offset a portion of the decreases.

Engineering and Product Development Expense. Engineering and product development expense was $8.5 million for the year ended December 31, 2024 compared to $7.6 million in 2023, an increase of $0.9 million, or 12%. This increase is due to the increased payroll and related costs from the additional headcount acquired with Alfamation™. In the balance of our business, our costs decreased as a result of lower spending on materials used in our product development efforts, offset slightly by increased payroll and payroll related costs reflecting increases in headcount.

General and Administrative Expense. General and administrative expense was $26.1 million for the year ended December 31, 2024 compared to $21.3 million in 2023, an increase of $4.8 million, or 22%. Alfamation™ accounted for $4.7 million of the increase, including $0.6 million of amortization of acquired intangible assets. In the balance of our business, increased professional fees for assistance in various compliance matters and higher salary and benefits expenses were partly offset by reduced acquisition costs and reduced accruals for profit-based and performance-based bonuses and awards.

Other Income. For the year ended December 31, 2024, we recorded other income of $0.9 million compared to $1.3 million for 2023, a decrease of $0.4 million. This decrease was partly due to the usage of cash for the Alfamation™ acquisition resulting in decreased interest earned on our cash balances as well as increased foreign exchange transaction losses during year.

Income Tax Expense. For the year ended December 31, 2024, we recorded income tax expense of $0.6 million compared to $1.7 million for 2023, a decrease of $1.1 million. This decrease was primarily driven by the decrease in our pre-tax earnings. Our effective tax rate was 16% for 2024 compared to 15% for 2023. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. See “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (11) Income Taxes” for further detail of the difference between our effective tax rates in 2024 and 2023 and the statutory tax rate of 21%.

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

Proceeds from Sale of Common Stock

On May 11, 2023, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) pursuant to which we issued and sold 921,797 shares of our common stock having an aggregate offering price of $20.0 million between May 11, 2023, and May 31, 2023. We received net proceeds from the sale of these shares of $19.2 million after payment of commissions of 3.0% of the gross proceeds and other fees related to the sale of these shares.

Credit Facility

As discussed in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (10) Debt” of this Report, on October 15, 2021, we entered into an Amended and Restated Loan and Security Agreement with M&T which, on October 28, 2021, was amended by the Joinder and Amendment to Amended and Restated Loan and Security Agreement and which, on December 30, 2021, was further amended by the Joinder and Second Amendment to Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”).

The Loan Agreement included a $25 million non-revolving delayed draw term note (the “Term Note”) and a $10 million revolving credit facility (the “Revolving Facility” and together with the Term Note, the “Credit Facility”). The Credit Facility had a five-year contract period (the “Contract Period”) that began on October 15, 2021 (the “Closing Date”) and expired on October 15, 2026, and draws under the Term Note were permissible for two years.

On September 20, 2022, we further amended the Loan Agreement by entering into a Third Amendment to Amended and Restated Loan and Security Agreement (the Loan Agreement, as amended by the Third Amendment, the “Amended Loan Agreement”) and the Third Amended and Restated Delayed Draw Term Note. Under the Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note increased from $25 million to $50.5 million. Under the Amended Loan Agreement, the maturity date of the Term Note and Revolving Facility were also extended to September 19, 2027.

On May 2, 2024, we entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Fourth Amendment”), which extended the period during which we may request advances under the Term Note until May 2, 2026, and the maturity date for the Term Note and Revolving Facility was extended from September 19, 2027 to May 2, 2031.

On December 18, 2024, we entered into a Joinder and Fifth Amendment to Amended and Restated Loan and Security Agreement (the “Fifth Amendment”) and related agreements (collectively, together with Loan Agreement, the Amended Loan Agreement, the Fourth Amendment, the “Credit Agreement”) with M&T Bank to add our subsidiary, inTEST Italy, Inc., as a subsidiary guarantor under the Credit Agreement.

At December 31, 2024, we had not borrowed any amounts under the $10 million Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement. Our available funding under the Term Note at December 31, 2024 was $30 million.

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

The Credit Agreement contains customary default provisions, including but not limited to the failure by us to repay obligations when due, violation of provisions or representations provided in the Credit Agreement, bankruptcy by us, suspension of our business or any of our subsidiaries and certain material judgments. After expiration of the Contract Period or if a continued event of default occurs, interest will accrue on the principal balance at a rate of 2% in excess of the then applicable non-default interest rate. The Credit Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Credit Agreement are secured by liens on substantially all of our tangible and intangible assets that are owned as of the Closing Date or acquired thereafter. At December 31, 2024, we were in compliance with all of the covenants included in the Credit Facility including the debt covenants of the Credit Agreement.

On October 28, 2021, we drew $12 million under the Term Note to finance the acquisition of Videology®. We also entered into an interest rate swap agreement with M&T as of this date which is designed to protect us against fluctuations in interest rates during the five-year repayment and amortization period. As a result, the annual interest rate we expect to pay for this draw under the Term Note is fixed at approximately 3.2% based on current leverage.

On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At December 31, 2024, it was approximately 6.6% based on current leverage.

In connection with our acquisition of Alfamation as discussed in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (3) Acquisition,” we assumed debt which totaled $11.3 million as of the acquisition date (the “Alfamation Debt”). As of December 31, 2024, the Alfamation Debt is comprised of $4.1 million of both fixed and variable rate bank issued term loans spread across several different institutions with monthly, quarterly or half-year repayment schedules, as well as $3.0 million of short-term variable rate financing backed by Alfamation™’s accounts receivable, with a quarterly repayment schedule. The short-term financing variable rate at December 31, 2024 was 3.9%. At December 31, 2024, the weighted average interest rate payable was 1.18% for fixed rate debt, 4.35% for variable rate debt, and the overall weighted average interest rate for the Alfamation Debt was 3.47%.

Interest expense for the years ended December 31, 2024 and 2023 was $0.8 million and $0.7 million, respectively.

Liquidity

Our cash and cash equivalents and working capital were as follows:

	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$19,830	$45,260
Working capital	$46,864	$61,479

At December 31, 2024, $8.6 million, or 44%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our Revolving Facility is discussed in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (10) Debt” of this Report.

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

Our current strategy for growth includes pursuing acquisition opportunities for complementary businesses, technologies or products. As previously discussed, we currently anticipate that any additional long-term cash requirements related to our strategy would be funded through a combination of our cash and cash equivalents, the remaining availability under the Term Note or by issuing equity. The borrowing availability under the Term Note was expanded in September 2022 as discussed above and in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (10) Debt” of this Report.

Cash Flows

Operating Activities. Net cash provided by operations for the year ended December 31, 2024 was $3.8 million compared to $16.2 million for the year ended December 31, 2023. The decrease in cash provided by operations was due primarily to the combination of the decrease in net earnings, increased balances in trade accounts receivable from the significant increase in revenue during the fourth quarter of 2024 compared to the fourth quarter of 2023, the decline in deferred revenue and increased payments for domestic and foreign taxes payable, offset partly by declines in inventory, prepaid and other current asset balances. Non-cash adjustments to net earnings increased primarily due to increased depreciation and amortization and a decreased impact from the change in deferred tax benefit.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2024 was $20.1 million compared to $1.3 million for the year ended December 31, 2023. The difference is primarily the result of the Alfamation™ acquisition. Capital expenditures for property and equipment was consistent with the prior year.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2024 was $8.6 million compared to cash provided of $15.6 million in the prior year. In the current year, we made $7.8 million of repayments on our long-term debt and short-term borrowings along with $1.0 million used to repurchase shares under our Repurchase Plan. These outflows were slightly offset by proceeds received during 2024 from stock options exercised and employee purchases of shares under our Employee Stock Purchase Plan. In the prior year, we received $19.2 million of proceeds from shares issued as part of our Sales Agreement stock offering, partly offset by payments of $4.1 million on our Credit Facility.

New or Recently Adopted Accounting Standards

See “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (2) Summary of Significant Accounting Policies” for information concerning the implementation and impact of new or recently adopted accounting standards.

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

Inventory Valuation

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. Our criteria identify excess material as the quantity of material on hand that is greater than the average annual usage of that material over the prior three years and obsolete material as material that has not been used in a work order during the prior twenty-four months. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. During 2024 and 2023, we recorded inventory obsolescence charges for excess and obsolete inventory of $0.7 million and $0.5 million, respectively.

Goodwill, Intangible and Long-Lived Assets

We account for goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) Topic 350 – Intangibles - Goodwill and Other. Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, as a result of our qualitative assessment, we determine this is the case, we are required to perform a goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. The test is discussed below. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the goodwill impairment test is not required.

The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. At December 31, 2024 and 2023, goodwill was $30.7 million and $21.7 million, respectively. We did not record any impairment charges related to our goodwill during 2024 or 2023.

Indefinite-lived intangible assets are assessed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a part of the impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Our indefinite-lived intangible assets were trademarks and trade names carried at $10.2 million and $8.4 million at December 31, 2024 and 2023, respectively. We did not record any impairment charges related to our indefinite-lived intangible assets during 2024 or 2023.

Long-lived assets, which consist of finite-lived intangible assets, property and equipment and right of use (“ROU”) assets, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time. At December 31, 2024 and 2023, finite-lived intangibles and long-lived assets were $31.4 million and $16.4 million, respectively. We did not record any impairment charges related to our long-lived assets during 2024 or 2023.

Contingent Consideration Liabilities

The contingent consideration liabilities on our balance sheet are accounted for in accordance with the guidance in ASC Topic 820 - Fair Value Measurement (“ASC 820”). ASC 820 establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Our contingent consideration liabilities are measured at fair value on a recurring basis using Level 3 inputs which are inputs that are unobservable and significant to the overall fair value measurement. These unobservable inputs reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021. The contingent consideration liability represents the fair value of additional payments we may make to the seller of up to an additional CAD $5.0 million in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2.5 million per year in each of the five years. There were no payments due to the seller for the years ended December 31, 2023 or 2022, while an immaterial amount is due for 2024 and is recorded as a component of other current liabilities. The maximum payment over the five-year period is capped at CAD $5.0 million, which equates to approximately $3.5 million at December 31, 2024. The fair value of this Level 3 instrument involves assessing the total amount of revenue we expect from sales to EV or battery customers during the applicable time period as well as when we expect to receive payment for the related net invoices. At December 31, 2024 and 2023, the total contingent consideration liability on our balance sheet was $0.9 million and $1.1 million, respectively. The entire contingent consideration at December 31, 2023 was long-term.

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

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. At December 31, 2024 and 2023, we had a deferred tax asset of $0.5 million and $1.4 million, respectively. Our deferred tax valuation allowance at December 31, 2024 and 2023 was $0.3 million and $0.2 million, respectively.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2024 that have or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, inTEST management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective at the reasonable assurance level. Our independent registered public accounting firm that audited the consolidated financial statements included in this Report has issued an attestation report on our internal control over financial reporting, which is included herein.

Remediation of Material Weaknesses

As previously reported in “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, we identified a material weakness in our control over financial reporting because we did not appropriately design and implement controls over the identification and the application of appropriate U.S. GAAP for transactions related to the procurement and sale of discontinued material/components purchased on behalf of customers where the associated materials/components were still physically located with us and the materials/components are expected to be applied to future product orders for these customers. In addition, as reported in “Item 4 Controls and Procedures” of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, we also identified a material weakness related to revenue recognition for Alfamation shipments at or near period-end with shipment terms where title does not transfer until delivery at the customer site.

In response to these items, management has now implemented more rigorous period-end review processes around financial reporting and added new transactional level revenue recognition controls. Additionally, we have strengthened our internal accounting functions by investing in additional resources. As of December 31, 2024, we have remediated these material weaknesses.

Management has expanded and will continue to enhance our system of identifying transactions and evaluating and implementing the accounting standards that apply to our financial statements, including enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We intend to continue re-assessing the design of controls, the testing of controls and modifying processes designed to improve our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

As described above, we have implemented changes to our internal control over financial reporting to remediate the material weaknesses described herein. Other than these changes, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Alfamation S.p.A. Acquisition

On March 12, 2024, we entered into a stock purchase agreement to acquire all of the outstanding capital shares of Alfamation S.p.A., a leading global provider of state-of-the-art test and measurement solutions for the automotive, life sciences and specialty consumer electronics markets. For additional information regarding the acquisition, refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (3) Acquisition” and “Part II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on the recent completion of this acquisition and, pursuant to the Securities and Exchange Commission’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year form the date of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of the end of the period covered by this report does not include Alfamation S.p.A.

We are in the process of implementing our internal control structure over Alfamation S.p.A. and we expect that this effort will be completed during the fiscal year ending December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

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

As previously noted in this Report, during the first quarter of 2024, we completed the acquisition of Alfamation™. We have excluded certain elements of Alfamation™ from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, as permitted under existing guidance issued by the SEC for newly acquired businesses. Alfamation™’s total assets as of December 31, 2024, and total revenue for the period from the acquisition dates through December 31, 2024, excluded from our management assessment represented 29% and 19% of our consolidated total assets and revenue, respectively.

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control-Integrated 2013 Framework. Based upon this assessment, management believes that, at December 31, 2024, our internal control over financial reporting is effective at a reasonable assurance level.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by RSM US LLP, our independent registered public accounting firm, as stated in their report included in this Report.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

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

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) at December 31, 2024:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	602,593	$10.92	1,068,203
Equity compensation plans not approved by security holders	-	-	-
Total	602,593	$10.92	1,068,203

(1)	The securities that may be issued are shares of inTEST common stock, issuable upon exercise of outstanding stock options.
(2)

The securities that remain available for future issuance include 877,810 that are issuable pursuant to the inTEST Corporation 2023 Stock Incentive Plan and 190,393 that are issuable pursuant to the inTEST Corporation Employee Stock Purchase Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as part of this Report are:

(i)     Our consolidated financial statements and notes thereto as well as the applicable reports of our independent registered public accounting firm are included in Part II, Item 8 of this Report.

(ii)    The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in “Part II, Item 8. Financial Statements and Supplementary Data” of this Report:

Schedule II -- Valuation and Qualifying Accounts

(iii)   The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) of this Report.

(b)	Exhibits required by Item 601 of Regulation S-K:

A list of the Exhibits which are required by Item 601 of Regulation S-K and filed with this Report is set forth in the Index to Exhibits immediately preceding the signature page, which Index to Exhibits is incorporated herein by reference.

Item 16.	FORM 10-K SUMMARY

None.

Index to Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Certificate of Incorporation	10-K	001-36117	3.1	March 23, 2020
3.2	Bylaws as amended and restated on April 23, 2018	8-K	001-36117	3.1	April 25, 2018
4.1	Description of Securities	10-K	001-36117	4.1	March 23, 2020
10.1	Lease Agreement between Exeter 804 East Gate, LLC and the Company dated May 10, 2010	8-K	000-22529	10.1	May 13, 2010
10.2	First Amendment to Lease Agreement, dated September 22, 2020, by and between inTEST Corporation and Exeter 804 East Gate 2018, LLC	8-K	001-36117	10.1	September 24, 2020
10.3	Second Amendment to Lease Agreement, dated April 7, 2021, by and between inTEST Corporation and Exeter 804 East Gate 2018, LLC	8-K	001-36117	10.1	April 13, 2021
10.4	Lease Agreement between AMB-SGP Seattle/Boston, LLC and Temptronic Corporation (a subsidiary of the Company), dated October 25, 2010	8-K	000-22529	10.1	October 29, 2010
10.5	Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated January 9, 2012	10-Q/A	000-22529	10.1	May 15, 2012
10.6	First Amendment to Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated November 18, 2016	8-K	001-36117	10.1	November 22, 2016
10.7	Second Amendment to Standard Lease Agreement, dated January 23, 2020, by and between inTEST Silicon Valley Corporation and Fremont Business Center, LLC	8-K	001-36117	10.1	January 28, 2020
10.8	Guaranty Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Corporation dated January 9, 2012	10-Q/A	000-22529	10.2	May 15, 2012
10.9	Lease Agreement between Maguire Family Properties, Inc. and Ambrell Corporation dated December 19, 2017	8-K	001-36117	10.1	December 22, 2017
10.10	Guaranty of Lease between Maguire Family Properties, Inc. and Ambrell Corporation dated December 19, 2017	8-K	001-36117	10.2	December 22, 2017
10.11	Lease Agreement between Apple Creek Properties Limited and Acculogic Inc. dated November 30, 2022	8-K	001-36117	10.1	December 6, 2022
10.12	Amended and Restated Loan and Security Agreement dated October 15, 2021, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation and M&T Bank	8-K	001-36117	10.1	October 20, 2021
10.13	Joinder and Second Amendment to Amended and Restated Loan and Security Agreement, dated December 30, 2021, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc. and M&T Bank	8-K	001-36117	10.1	January 6, 2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.14	Third Amendment to Amended and Restated Loan and Security Agreement, dated September 20, 2022, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc. and M&T Bank	8-K	001-36117	10.1	September 26, 2022
10.15	Third Amended and Restated Delayed Draw Term Note 1A, dated September 30, 2022	8-K	001-36117	10.2	September 26, 2022
10.16	Delayed Draw Term Note 1B, dated December 30, 2021	8-K	001-36117	10.5	January 6, 2022
10.17	Guarantee and Indemnity Agreement, dated December 30, 2021, among inTEST Corporation, Acculogic Inc. and M&T Bank	8-K	001-36117	10.6	January 6, 2022
10.18	Pledge Agreement, dated December 30, 2021, between inTEST Corporation and M&T Bank	8-K	001-36117	10.7	January 6, 2022
10.19	General Security Agreement, dated December 30, 2021, among inTEST Corporation, Acculogic Inc. and M&T Bank	8-K	001-36117	10.8	January 6, 2022
10.20	Second Amended and Restated Revolver Note, dated October 15, 2021	8-K	001-36117	10.3	October 20, 2021
10.21*	Form of Indemnification Agreement	8-K	001-36117	10.1	June 29, 2020
10.22*	inTEST Corporation Fourth Amended and Restated 2014 Stock Plan	8-K	001-36117	10.1	June 27,2022
10.23*	inTEST Corporation Employee Stock Purchase Plan	10-Q	001-36117	10.1	August 12, 2021
10.24*	Letter Agreement between the Company and Richard N. Grant, Jr. dated July 24, 2020	8-K	001-36117	10.2	August 11, 2020
10.25*	Letter Agreement between the Company and Duncan Gilmour dated June 10, 2021	8-K	001-36117	10.2	June 14, 2021
10.26*	Change of Control Agreement dated August 11, 2020 between the Company and Richard N. Grant, Jr.	10-Q	001-36117	10.9	November 12, 2020
10.27*	Change of Control Agreement dated June 10, 2021 between the Company and Duncan Gilmour	10-K	001-36117	10.32	March 23, 2022
10.28*	Form of Officer Compensation Plan	10-K	001-36117	10.33	March 27, 2024
10.29*	Compensatory Arrangements of Directors	10-K	001-36117	10.38	March 27, 2024
10.30*	inTEST Corporation 2023 Stock Incentive Plan	DEF 14A	001-36117	A-1	April 27, 2023
10.31	Sales Agreement dated May 11, 2023, by and between inTEST Corporation and Lake Street Capital Markets, LLC	8-K	001-36117	1.1	May 11, 2023
10.32	Lease Agreement, dated December 4, 2023, between inTEST SE ASIA SDN BHD and PERFECT PRESS SDN BHD	8-K	001-36117	10.1	December 6, 2023
10.33	Stock Purchase Agreement, by and among inTEST Corporation, inTEST Italy, Inc., Mauro Arigossi, and Elettra S.S., dated as of March 12, 2024	8-K	001-36117	10.1	March 12, 2024
10.34	Lease Agreement, by and between Alfamation S.p.A. and Elettra Real Estate S.r.l, dates as of March 12, 2024	8-K	001-36117	10.2	March 12, 2024
10.35	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated May 2, 2024, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc. and M&T Bank	8-K	001-36117	10.1	May 3, 2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.36*	Separation Agreement, dated February 5, 2024, between inTEST Corporation and Scott Nolen	8-K	001-36117	10.1	February 7, 2024
10.37	Third Amendment to Lease dated May 21, 2024 between Temptronic Corporation and BGO TSG 35-41 Hampden Owner LLC	8-K	001-36117	10.1	May 29, 2024
10.38*	Form of Stock Option Award Agreement	10-Q	001-36117	10.1	November 6, 2024
10.39*	Form of Performance Stock Award Agreement for Employees	10-Q	001-36117	10.2	November 6, 2024
10.40*	Form of Restricted Stock Award Agreement for Employees	10-Q	001-36117	10.3	November 6, 2024
10.41*	Form of Restricted Stock Award Agreement for Directors	10-Q	001-36117	10.4	November 6, 2024
10.42*	Form of Restricted Stock Unit Award Agreement for Employees	10-Q	001-36117	10.5	November 6, 2024
10.43*	Form of Performance Stock Unit Award Agreement for Employees	10-Q	001-36117	10.6	November 6, 2024
10.44	Joinder and Fifth Amendment to Amended and Restated Loan and Security Agreement, dated December 18, 2024, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc., inTEST Italy, Inc. and M&T Bank	8-K	001-36117	10.1	December 19, 2024
10.45	Third Amended and Restated Surety Agreement, dated December 18, 2024, among Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., inTEST Italy, Inc. and M&T Bank	8-K	001-36117	10.2	December 19, 2024
10.46	Third Amended and Restated Patents, Trademarks, Copyrights and Licenses Security Agreement, dated December 18, 2024, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., inTEST Italy, Inc. and M&T Bank	8-K	001-36117	10.3	December 19, 2024
10.47	Pledge Agreement, dated December 18, 2024, between inTEST Corporation and M&T Bank	8-K	001-36117	10.4	December 19, 2024
19	Insider Trading Policy					†
21	Subsidiaries of the Company					†
23	Consent of RSM US LLP					†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					+
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					+
97	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-36117	97
101.INS	Inline XBRL Taxonomy Instance Document					†
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	†
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	†

* Indicates a management plan or compensatory plan or arrangement

† Filed herewith

+ Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inTEST Corporation

By:	/s/ Richard N. Grant, Jr.	March 13, 2025
Richard N. Grant, Jr.
President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard N. Grant, Jr. Richard N. Grant, Jr., President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2025

/s/ Duncan Gilmour. Duncan Gilmour, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 13, 2025

/s/ Joseph W. Dews IV Joseph W. Dews IV, Chairman	March 13, 2025

/s/ Steven J. Abrams Steven J. Abrams, Esq., Director	March 13, 2025

/s/ Jeffrey A. Beck Jeffrey A. Beck, Director	March 13, 2025

/s/ Gerald J. Maginnis Gerald J. Maginnis, Director	March 13, 2025

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (RSM US LLP PCAOB No. 49)	F – 1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2024 and 2023	F – 7

Consolidated Statements of Operations for the years ended December 31, 2024 and 2023	F – 8

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2024 and 2023	F – 9

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023	F – 10

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023	F – 11

Notes to Consolidated Financial Statements	F – 12

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts	F – 37

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of inTEST Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of inTEST Corporation and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive earnings, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Acquired Intangibles

As described in Notes 2 and 3 to the Company’s consolidated financial statements, the Company completed the acquisition of Alfamation S.p.A for $21.9 million on March 12, 2024. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $13.3 million and resulting goodwill of $9.9 million. In order to value the identified intangible assets, which consist of trademarks, customer relationships and technology, the Company used the income approach, which is a method of using discounted cash flows. The models require management to make significant assumptions, which include, where applicable, forecast of future cash flows, forecasted revenue growth and attrition rates, royalty rates, and discount rates.

We identified the valuation of acquired intangible assets as a critical audit matter as there was a high degree of auditor judgment and increased audit effort, including the use of a valuation specialist, when performing audit procedures to evaluate the reasonableness of significant estimates and assumptions utilized in management’s intangible asset valuations.

Our audit procedures related to the significant estimates and assumptions, including forecasts of future cash flows, and revenue growth rates, as well as the selection of the royalty rates and discount rates, for acquired intangible assets included the following, among others:

●

We obtained an understanding of the relevant controls related to the valuation of the intangible assets, including management’s review controls over significant estimates and assumptions, and tested such controls for design and operating effectiveness.

●	We tested the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results and certain peer companies.

●	With the assistance of our valuation specialists, we tested the reasonableness of the valuation methodology, royalty rates and discount rates utilized by management by:

-	Testing the source information underlying the determination of the royalty rates and discount rates and testing the mathematical accuracy of the calculations.

-	Developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

-	Evaluating the appropriateness of the valuation methods used by management and testing their mathematical accuracy.

Valuation of Goodwill

As disclosed in Notes 2 and 5 to the Company’s consolidated financial statements, during 2024 the Company had three operating segments which are also its reporting units—Electronic Test, Environmental Technologies, and Process Technologies. As of December 31, 2024, the Company’s goodwill balance of approximately $30.7 million was allocated across the three reporting units as follows: $12.6 million to Electronic Test, $1.8 million to Environmental Technologies and $16.4 million to Process Technologies. The Company performed an annual goodwill impairment test as of October 1, 2024, using a quantitative evaluation for each of its reporting units. The Company determines the fair value of its reporting units using the income approach, based on a discounted cash flow valuation model. To test for goodwill impairment, the Company compares the fair value of each reporting unit to its carrying value.

Given the significant estimates and assumptions management makes to determine the fair value of the reporting units, we identified management’s assumptions related to revenue growth rates, projected operating margins, control premiums and discount rates utilized in the valuation of the reporting units quantitatively tested for goodwill impairment as a critical audit matter. Auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists.

Our audit procedures related to the assessment of the valuation of goodwill included, among other procedures, the following:

●

We obtained an understanding of the relevant controls related to the valuation of the goodwill, including management’s review controls over significant estimates and assumptions, and tested such controls for design and operating effectiveness.

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

●	With the assistance of our valuation specialists, we evaluated the reasonableness of management’s valuation methodology and significant assumptions by:

-	Evaluating the reasonableness of the discount rate by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.

-	Evaluating the control premiums utilized within the reconciliation to the Company’s market capitalization.

-	Evaluating the appropriateness of the valuation methods used by management and testing their mathematical accuracy.

/s/ RSM US LLP

We have served as the Company's auditor since 2008.

Blue Bell, Pennsylvania

March 13, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of inTEST Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited inTEST Corporation's (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive earnings, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024 of the Company and our report dated March 13, 2025 expressed an unqualified opinion.

As described in Management’s Report on Internal Controls over Financial Reporting, management has excluded Alfamation S.p.A. from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination in the first quarter of 2024. We have also excluded Alfamation S.p.A. from our audit of internal control over financial reporting. Alfamation S.p.A. is a wholly owned subsidiary whose total assets and revenues represent approximately 29% and 19%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 13, 2025

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$19,830	$45,260
Trade accounts receivable, net of allowance for credit losses of $423 and $474, respectively	29,495	18,175
Inventories	26,837	20,089
Prepaid expenses and other current assets	2,650	2,254
Total current assets	78,812	85,778
Property and equipment:
Machinery and equipment	9,162	7,118
Leasehold improvements	4,125	3,601
Gross property and equipment	13,287	10,719
Less: accumulated depreciation	(8,830)	(7,529)
Net property and equipment	4,457	3,190
Right-of-use assets, net	10,767	4,987
Goodwill	30,744	21,728
Intangible assets, net	26,376	16,596
Deferred tax assets	67	1,437
Restricted certificates of deposit	100	100
Other assets	965	1,013
Total assets	$152,288	$134,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,494	$4,100
Current portion of operating lease liabilities	1,989	1,923
Accounts payable	7,991	5,521
Accrued wages and benefits	5,420	4,156
Accrued professional fees	1,294	1,228
Customer deposits and deferred revenue	4,989	3,797
Accrued sales commission	1,039	1,055
Domestic and foreign income taxes payable	-	1,038
Other current liabilities	1,732	1,481
Total current liabilities	31,948	24,299
Operating lease liabilities, net of current portion	9,021	3,499
Long-term debt, net of current portion	7,538	7,942
Contingent consideration	825	1,093
Deferred revenue, net of current portion	1,432	1,331
Other liabilities	1,734	384
Total liabilities	52,498	38,548

Commitments and Contingencies (Note (12))

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,457,658 and 12,241,925 shares issued, respectively; 12,378,276 and 12,166,167 shares outstanding, respectively	124	122
Additional paid-in capital	57,658	54,450
Retained earnings	45,087	42,196
Accumulated other comprehensive (loss) earnings	(2,137)	414
Treasury stock, at cost; 79,382 and 75,758 shares, respectively	(942)	(901)
Total stockholders’ equity	99,790	96,281
Total liabilities and stockholders’ equity	$152,288	$134,829

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2024	2023

Revenue	$130,690	$123,302
Cost of revenue	75,266	66,324
Gross profit	55,424	56,978

Operating expenses:
Selling expense	17,378	17,605
Engineering and product development expense	8,548	7,618
General and administrative expense	26,104	21,316
Total operating expenses	52,030	46,539

Operating income	3,394	10,439
Interest expense	(846)	(679)
Other income	906	1,288

Earnings before income tax expense	3,454	11,048
Income tax expense	563	1,706

Net earnings	$2,891	$9,342

Earnings per common share – basic	$0.24	$0.82

Weighted average common shares outstanding – basic	12,151,913	11,461,399

Earnings per common share – diluted	$0.24	$0.79

Weighted average common shares and common share equivalents outstanding – diluted	12,239,158	11,779,912

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Years Ended December 31,
	2024	2023

Net earnings	$2,891	$9,342

Other comprehensive (loss) earnings
Unrealized loss on interest rate swap agreement	(168)	(243)
Foreign currency translation adjustments	(2,383)	439
Total other comprehensive (loss) earnings	(2,551)	196

Comprehensive earnings	$340	$9,538

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2023	11,063,271	$111	$31,987	$32,854	$218	$(214)	$64,956
Net earnings	-	-	-	9,342	-	-	9,342
Other comprehensive earnings	-	-	-	-	196	-	196
Amortization of deferred compensation related to stock-based awards	-	-	2,047	-	-	-	2,047
Issuance of unvested shares of restricted stock	97,461	1	(1)	-	-	-	-
Issuance of additional shares of restricted stock related to performance-based awards which vested in the period	40,557	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(17,491)	-	-	-	-	-	-
Stock options exercised	124,550	1	977	-	-	-	978
Shares issued under Employee Stock Purchase Plan	11,780	-	205	-	-	-	205
Shares surrendered to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(687)	(687)
Shares issued pursuant to At-the-Market Offering	921,797	9	19,235	-	-	-	19,244
Balance, December 31, 2023	12,241,925	$122	$54,450	$42,196	$414	$(901)	$96,281
Net earnings	-	-	-	2,891	-	-	2,891
Other comprehensive loss	-	-	-	-	(2,551)	-	(2,551)
Amortization of deferred compensation related to stock-based awards	-	-	1,857	-	-	-	1,857
Issuance of shares in connection with acquisition of Alfamation	187,432	2	2,084	-	-	-	2,086
Issuance of unvested shares of restricted stock	138,838	1	(1)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(16,174)	-	-	-	-	-	-
Stock options exercised	30,080	1	144	-	-	-	145
Shares issued under Employee Stock Purchase Plan	16,674	-	164	-	-	-	164
Shares surrendered to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(41)	(41)
Repurchase and retirement of common stock	(141,117)	(2)	(1,040)	-	-	-	(1,042)
Balance, December 31, 2024	12,457,658	$124	$57,658	$45,087	$(2,137)	$(942)	$99,790

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$2,891	$9,342
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,392	4,683
Provision for excess and obsolete inventory	703	544
Foreign exchange (gain) loss	203	(9)
Amortization of deferred compensation related to stock-based awards	1,857	2,047
Discount on shares sold under Employee Stock Purchase Plan	24	31
Proceeds from sale of demonstration equipment, net of gain	169	167
Loss on disposal of property and equipment	25	11
Deferred income tax benefit	(1,508)	(1,157)
Adjustment to contingent consideration liability	(126)	(294)
Changes in assets and liabilities:
Trade accounts receivable	(5,505)	2,991
Inventories	4,903	2,027
Prepaid expenses and other current assets	903	(535)
Other assets	(30)	(686)
Operating lease liabilities	(1,649)	(1,712)
Accounts payable	(2,306)	(1,811)
Accrued wages and benefits	42	231
Accrued professional fees	72	339
Customer deposits and deferred revenue	(1,389)	(759)
Accrued sales commission	7	(421)
Domestic and foreign income taxes payable	(1,369)	(371)
Other current liabilities	(74)	231
Deferred revenue, net of current portion	(16)	1,331
Other liabilities	602	(17)
Net cash provided by operating activities	3,821	16,203

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(18,727)	-
Purchase of property and equipment	(1,324)	(1,291)
Net cash used in investing activities	(20,051)	(1,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from public offering of common stock	-	19,244
Repurchases of common stock	(1,042)	-
Repayments of short-term borrowings	(152)	-
Repayments of long-term debt	(7,689)	(4,100)
Proceeds from stock options exercised	145	978
Proceeds from shares sold under Employee Stock Purchase Plan	138	174
Settlement of employee tax liabilities in connection with treasury stock transaction	(41)	(687)
Net cash (used in) provided by financing activities	(8,641)	15,609

Effects of exchange rates on cash	(559)	163
Net cash (used in) provided by all activities	(25,430)	30,684
Cash, cash equivalents and restricted cash at beginning of period	45,260	14,576
Cash, cash equivalents and restricted cash at end of period	$19,830	$45,260
Cash payments for:
Domestic and foreign income taxes	$3,072	$3,240
Interest	881	688

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity issued in conjunction with acquisition of business	$2,086	$-
Issuance of unvested shares of restricted stock	1,580	1,601
Forfeiture of unvested shares of restricted stock	(200)	(176)

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

inTEST Corporation (“inTEST,” “we,” “our,” “us” and the “Company”), a Delaware corporation headquartered in Mount Laurel, New Jersey, is a global supplier of innovative test and process technology solutions for use in manufacturing and testing across a wide range of markets including semiconductors, industrial, automotive, life sciences, defense/aerospace, and security. We have three operating segments which are also our reportable segments and reporting units: Electronic Test, Environmental Technologies and Process Technologies.

The consolidated entity is comprised of inTEST Corporation and our wholly-owned subsidiaries. We manufacture our products in the U.S., Canada, Italy and the Netherlands. Marketing and support activities are conducted worldwide from our facilities in the U.S., Canada, Italy, Germany, Singapore, the Netherlands and the U.K. We operate our business worldwide and sell our products both domestically and internationally.

Founded in 1981, we completed our initial public offering in June 1997 and currently trade on the NYSE American exchange under the symbol “INTT.”

We announced in December 2023 that we have signed a lease in Penang, Malaysia which will support applications engineering, product development and localized manufacturing for nearly all inTEST brands. This facility began engineering and supply chain operations in the third quarter of 2024 and is expected to begin manufacturing and support operations by the third quarter of 2025. In connection with this operation, we established inTEST SE Asia Sdn Bhd (“inTEST SE Asia”), a private limited company incorporated in Malaysia which is a wholly-owned subsidiary of inTEST Corporation.

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

(a) Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including inventories, long-lived assets, goodwill, identifiable intangibles and deferred tax assets and liabilities including related valuation allowances, are particularly impacted by estimates.

(b) Business Combinations

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

(c) Restructuring and Other Charges

In accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 420 - Exit or Disposal Cost Obligations, we recognize a liability for restructuring costs at fair value only when the liability is incurred. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Depending on the timing of the termination dates, these charges may be recognized upon notification or ratably over the remaining required service period of the employees. Plans to consolidate excess facilities may result in lease termination fees and impairment charges related to our right-of-use (“ROU”) assets that are associated with the leases for these facilities. Other long-lived assets that may be impaired as a result of restructuring consist of property and equipment, goodwill and intangible assets. Asset impairment charges included in restructuring and other charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset, and, in the case of our ROU assets, would include expected future sublease rental income, if applicable. These estimates are derived using the guidance in ASC Topic 842 -Leases (“ASC 842”), ASC Topic 360 - Property, Plant and Equipment (“ASC 360”) and ASC Topic 350 - Intangibles - Goodwill and Other (“ASC 350”).

(d) Cash, Cash Equivalents

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

(e) Trade Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers’ financial condition. We follow the guidance in ASC Topic 326 - Financial Instruments – Credit Losses (“ASC 326”) in developing our estimate of the allowance for credit losses related to our accounts receivable. The allowance for credit losses is our best estimate of the amount of expected credit losses in our existing accounts receivable. In establishing the amount of allowance for credit losses, we consider all information available as of the reporting date including information related to past events, such as historical loss rates and actual incurred losses, as well as current conditions that may indicate future risk of loss and any other factors of which we are aware, that we believe could impact the ultimate collectability of the related receivables in future periods.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any significant off-balance sheet credit exposure related to our customers. Cash flows from accounts receivable are recorded in operating cash flows.

For the year ended December 31, 2024, there were no significant changes in the amount of the allowance for credit losses. Changes to the allowance are included as a component of general and administrative expenses. We did not recover previously written off amounts during the year ended December 31, 2024. During the year ended December 31, 2023, we recovered $198 thousand which had been fully written off in a prior period or pre-acquisition, in the case of recently acquired businesses, and were no longer in our accounts receivable balance. Expected credit loss expense for items currently in our accounts receivable balance which we do not expect to collect totaled $27 thousand for the year ended December 31, 2024. There was no similar expected credit loss expense for the year ended December 31, 2023.

(f) Fair Value of Financial Instruments

ASC Topic 820 - Fair Value Measurement (“ASC 820”) establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

Level 1: Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2: Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

Level 3: Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, our credit facility, interest rate swaps and our liabilities for contingent consideration. Our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost which approximates fair value, due to the short-term nature of those items. Our credit facility and our interest rate swap are discussed further below and in “Note (10) Debt.” Our contingent consideration liabilities are measured at fair value on a recurring basis using Level 3 inputs which are inputs that are unobservable and significant to the overall fair value measurement. These unobservable inputs reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. See “Note (4) Fair Value Measurements” for further disclosures related to the fair value of our liabilities for contingent consideration.

(g) Goodwill, Intangible and Long-Lived Assets

We have three reportable segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies.

We account for goodwill and intangible assets in accordance with ASC 350. Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment annually at the beginning of the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Goodwill is considered to be impaired if the fair value of a reporting unit is less than its carrying amount. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not required. However, if, as a result of our qualitative assessment, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or, if we choose not to perform a qualitative assessment, we are required to perform a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized.

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

Long-lived assets, which consist of finite-lived intangible assets, property and equipment and ROU assets, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset group. If impairment is indicated, the asset group is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time.

(h) Revenue Recognition

We recognize revenue in accordance with the guidance in ASC Topic 606 - Revenue from Contracts with Customers. We recognize revenue for the sale of products or services at the amount of consideration we expect to receive for those goods or services when our performance obligations under the terms of a contract with a customer are satisfied and control of the product or service has been transferred to the customer. Generally, this occurs when we ship a product or perform a service. In certain cases, recognition of revenue is deferred until the product is received by the customer or at some other point in the future when we have determined that we have satisfied our performance obligations under the contract. Our contracts with customers may include a combination of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In addition to the sale of products and services, we also lease certain of our equipment to customers under short-term lease agreements. We recognize revenue from equipment leases on a straight-line basis over the lease term.

We do not have any material variable consideration arrangements, or any material payment terms with our customers other than standard payment terms which generally range from net 30 to net 90 days. We generally do not provide a right of return to our customers. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling fees billed to customers are included in revenue, while shipping and handling costs are included in cost of revenue.

Nature of Products and Services

We are a global supplier of innovative test and process technology solutions for use in manufacturing and testing in targeted markets including semi, industrial, automotive, life sciences, defense/aerospace and security. We sell semiconductor ATE interface solutions which include manipulators, docking hardware and electrical interface products. As a result of the acquisition of Acculogic, we sell robotics-based electronic production test equipment. We sell semiconductor ATE interface solutions and certain thermal management products to the semi market. We sell thermal management products including ThermoStream®, ThermoChambers, process chillers, refrigerators and freezers, which we sell under our Temptronic®, Sigma, Thermonics® and North Sciences product lines, and Ambrell Corporation’s (“Ambrell®”) precision induction heating systems, including EKOHEAT® and EASYHEAT™ products. As a result of the acquisition of Videology®, we sell industrial-grade circuit board mounted video digital cameras and related devices, systems and software. We also sell many of our products to various other markets including the industrial, automotive, life sciences, defense/aerospace and security markets. We provide post-warranty service and support for the equipment we sell.

We lease certain of our equipment under short-term leasing agreements with original lease terms of six months or less. Our lease agreements do not contain purchase options. Occasionally we procure and sell materials/components on behalf of and to our customers.

Types of Contracts with Customers

Our contracts with customers are generally structured as individual purchase orders which specify the exact products or services being sold or equipment being leased along with the selling price, service fee or monthly lease amount for each individual item on the purchase order. Payment terms and any other customer-specific acceptance criteria are also specified on the purchase order. We generally do not have any customer-specific acceptance criteria, other than that the product performs within the agreed-upon specifications. We test substantially all products manufactured as part of our quality assurance process to determine that they comply with specifications prior to shipment to a customer.

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

As discussed above, we follow the guidance in ASC 326 in developing our estimate of the allowance for credit losses related to our accounts receivable. The allowance for credit losses is our best estimate of the amount of expected credit losses in our existing accounts receivable. We monitor the collectability of accounts receivable on an ongoing basis and record charges for bad debt expense in the period when we determine that a loss is expected to occur based on our assessment.

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

See “Note (6) Revenue From Contracts With Customers” and “Note (17) Segment Information” for further information about our revenue from contracts with customers.

(i) Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of net realizable value, except inventory acquired in a business combination, which is recorded at fair value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. Our criteria identify excess material as the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. Our criteria identify obsolete material as material that has not been used in a work order during the prior twenty-four months. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $0.7 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.

(j) Property and Equipment

Machinery and equipment are stated at cost, except for machinery and equipment acquired in a business combination, which are stated at fair value at the time of acquisition. As discussed above under “(g) Goodwill, Intangible and Long-Lived Assets,” machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense was $1.4 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.

(k) Leases

We account for leases in accordance with ASC 842. We determine if an arrangement is a lease at inception. A lease contract is within scope if the contract has an identified asset (property, plant or equipment) and grants the lessee the right to control the use of the asset during the lease term. The identified asset may be either explicitly or implicitly specified in the contract. In addition, the supplier must not have any practical ability to substitute a different asset and would not economically benefit from doing so for the lease contract to be in scope. The lessee’s right to control the use of the asset during the term of the lease must include the ability to obtain substantially all of the economic benefits from the use of the asset as well as decision-making authority over how the asset will be used. Leases are classified as either operating leases or finance leases based on the guidance in ASC 842. Operating leases are included in operating lease ROU assets and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment and financing lease liabilities. We do not currently have any financing leases.

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

See “Note (8) Leases” for further disclosures regarding our leases.

(l) Interest Rate Swap Agreement

We are exposed to interest rate risk on our floating-rate debt. We have entered into an interest rate swap agreement to effectively convert our floating-rate debt to a fixed-rate basis for a portion of our floating rate debt, as discussed further in “Note (4) Fair Value Measurements” and “Note (10) Debt.” The principal objective of this agreement is to eliminate the variability of the cash flows for interest payments associated with a portion of our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with ASC Topic 815 - Derivatives and Hedging. Further, we have determined that this agreement qualifies for the shortcut method of hedge accounting. Our interest rate swap is recorded at fair value as a component of other assets in our balance sheets. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt. We recognize the change in the fair value of the interest rate swap as a component of the change in other assets in our statements of cash flows.

(m) Contingent Liability for Repayment of State and Local Grant Funds Received

In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell®, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $550 thousand to help offset a portion of the cost of the leasehold improvements we made to this facility. In exchange for the funds we received under these agreements, we were required to create and maintain specified levels of employment in this location through various dates ending in 2024. As of December 31, 2024, we met those employment targets as specified in the grant agreement with the city of Rochester. The remaining proceeds which were no longer subject to repayment were reclassified to deferred grant proceeds and will be amortized to income on a straight-line basis over the current remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheets and totaled $368 thousand at December 31, 2024.

(n) Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 - Compensation—Stock Compensation which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value of stock options, which is then amortized to expense over the service periods. We recognize forfeitures of awards as they occur, recapturing any expense recorded for unvested awards.

The fair value of our stock options on the date of grant is determined using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the expected volatility of our stock price, the expected term of the option. the risk-free rate and the expected dividend yield. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

We record compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years for employees and over one year for our independent directors (25% at each of March 31, June 30, September 30, and December 31 of the year in which they were granted).

We also grant performance-based restricted stock awards where the ultimate number of shares that vest can vary and is based on the achievement of specific performance metrics. The grant date fair value of these awards is based on the quoted market price of our stock on the date of grant. Vesting for performance-based awards is generally cliff vesting at the end of the period over which the performance metrics are measured. Compensation expense for performance-based awards is recorded on a straight-line basis over the vesting period and is based on the expected final vesting percentage, which is re-assessed at the end of each reporting period and adjusted with a catch-up adjusted as needed. Our initial assumption at the grant date of these performance-based awards is that the award will vest at 100%. See further disclosures related to our stock-based compensation plans in “Note (13) Stock-Based Compensation Plan.”

(o) Engineering and Product Development

Engineering and product development costs, which consist primarily of the salary and related benefits costs of our technical staff, as well as the cost of materials used in product development, are expensed as incurred.

(p) Foreign Currency

For our foreign subsidiaries whose functional currencies are not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings in stockholders’ equity. Transaction gains or losses are included in net earnings. For the year ended December 31, 2024, net foreign currency transaction losses were $203 thousand. For the year ended December 31, 2023, net foreign currency transaction gains were $9 thousand.

(q) Income Taxes

We account for income taxes using the asset and liability method, as described in ASC Topic 740 – Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

Recognition and measurement of uncertain tax positions in our financial statements involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. See “Note (11) Income Taxes” for additional information.

(r) Net Earnings Per Common Share

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Years Ended December 31,
	2024	2023

Weighted average common shares outstanding–basic	12,151,913	11,461,399
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	87,245	318,513
Weighted average common shares and common share equivalents outstanding–diluted	12,239,158	11,779,912
Average number of potentially dilutive securities excluded from calculation	612,794	140,079

(s) Effect of Recently Adopted Amendments to Authoritative Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which amends the guidance for disclosures for reportable segments. ASU 2023-07 introduced new requirements to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extends certain annual disclosures to interim periods, clarifies that single reportable segment entities must apply ASC 280 – Segment Reporting in its entirety, permits more than one measure of segment profit or loss to be reported under certain conditions, and requires disclosure of the title and position of the CODM. Our adoption of ASU 2023-07 had no impact on our consolidated financial statements. We have retrospectively applied the amendments to our annual footnote disclosures for the years presented and will apply the amendments to our interim footnote disclosures beginning January 1, 2025 as permitted.

(t) Effect of Recently Issued Amendments to Authoritative Accounting Guidance Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) that requires additional disclosure of certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. ASU 2024-03 also requires disclosure of the total amount of selling expenses and our definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and may be adopted on a prospective basis at the effective date or retrospectively applied to all periods presented. We do not believe there will be any impact on our financial statements and are evaluating the impact of the amendments on footnote disclosures to our consolidated financial statements.

In March 2024, the Securities and Exchange Commission (“SEC”) issued a new final rule in Release 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires the inclusion of climate-related information in registration statements and annual reports. Among other things, the new rule requires disclosure of material climate-related risks, activities related to adapting to or mitigating such risks, related oversight activities, and information on climate-related targets or goals. Information is also required of certain greenhouse gas emissions. Disclosure requirements were to begin phasing in for fiscal years beginning on or after January 1, 2025, however on April 4, 2024, the SEC issued a voluntary stay (SEC Release 33-11280) in response to pending litigation. Therefore, the implementation dates are currently on hold. We are monitoring SEC developments and evaluating the impact of the new rule on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments require entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. The amendments also require entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. The amendments may be adopted on a prospective or retrospective basis and are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We do not believe there will be any impact on our financial statements and are evaluating the impact of the amendments on footnote disclosures to our consolidated financial statements.

(u) Subsequent Events

We have assessed our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the year ended December 31, 2024 other than those described in “Note (19) Subsequent Events.”

(3)	ACQUISITION

On March 12, 2024, we completed the acquisition of Alfamation S.p.A., an Italian joint-stock company (“Alfamation™”) headquartered in Milan, Italy. Alfamation™ is a leading global provider of state-of-the-art test and measurement solutions for the automotive, life sciences and specialty consumer electronics markets. Alfamation™ is included in our Electronic Test operating segment. The acquisition of Alfamation™ deepens our presence in the automotive/EV and life science markets, expands our exposure in consumer electronics, extends our geographic reach with a sizable footprint in Europe, and widens our portfolio of products and solutions. Additionally, we believe Alfamation™ brings engineering talent and a management team that culturally aligns with our mission to provide innovative, engineered solutions that address the high-value challenges of our customers. The aggregate purchase price was approximately €20 million comprised of: (i) €18 million, or $19.7 million, in cash; and (ii) 187,432 shares of our common stock, valued at $2.1 million based on the closing price of our stock on the date of acquisition. The cash portion of the purchase price was subject to customary working capital adjustments. These adjustments were finalized in June 2024 and resulted in recording an additional €129 thousand, or $141 thousand of cash purchase price for assets delivered at closing in excess of agreed upon thresholds. The liabilities assumed in connection with the acquisition included debt of approximately €10.3 million, or $11.3 million. The debt assumed is discussed further in “Note (10) Debt.” Total acquisition costs incurred to complete this transaction were $1.2 million. Acquisition costs were expensed as incurred and included in general and administrative expense.

This acquisition has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Alfamation™ have been included in our consolidated results of operations from the date of acquisition. During the fourth quarter of 2024 we completed our allocation of the estimated fair values as of March 12, 2024, with final adjustments made primarily to inventories, identifiable intangible assets and goodwill. The “inventory step-up” of approximately $1.6 million was the most significant adjustment. Partially offsetting the decrease in customer backlog were increases to acquired technology and customer relationships. Other less significant changes affected property and equipment, other current assets, accrued expenses and deferred tax liability. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill and is not deductible for tax purposes. Goodwill is attributed to synergies that are expected to result from the operations of the combined businesses.

The fair value of the net assets acquired, and net liabilities assumed, has been allocated as follows:

(in thousands)	March 12, 2024
Goodwill	$9,883
Identifiable intangible assets	13,332
Tangible assets acquired and liabilities assumed:
Cash	1,088
Trade accounts receivable	6,061
Inventories	13,117
Other current assets	1,468
Property and equipment	1,739
Other assets	1,755
Accounts payable	(4,669)
Accrued expenses and other current liabilities	(5,221)
Deferred tax liability	(2,326)
Debt (current and long-term)	(11,274)
Other non-current liabilities	(3,052)
Total purchase price	$21,901

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

The following table summarizes the estimated fair value of Alfamation™’s identifiable intangible assets and their estimated useful lives as of the acquisition date:

	Fair Value	Weighted Average Estimated Useful Life
(in thousands)		(in years)
Finite-lived intangible assets:
Customer relationships	$8,196	20.0
Technology	3,169	10.0
Total finite-lived intangible assets	11,365

Indefinite-lived intangible assets:
Trade name	1,967
Total intangible assets	$13,332

For the period from March 13, 2024, to December 31, 2024, Alfamation™ contributed $25.0 million of revenue and had a net loss of $621 thousand.

The following unaudited pro forma information gives effect to the acquisition of Alfamation™ as if the acquisition occurred on January 1, 2023. These proforma summaries do not reflect any operating efficiencies or costs savings that may be achieved by the combined businesses. These proforma summaries are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisition taken place as of that date, nor are they indicative of future consolidated results of operations:

	Years Ended December 31,
(in thousands except per share data)	2024	2023
Revenue	$135,753	$150,548
Net earnings	$2,848	$11,560
Diluted earnings per share	$0.23	$0.97

The pro forma results shown above do not reflect the impact on general and administrative expense of investment advisory costs, legal costs and other costs of $1.2 million incurred by us as a direct result of the transaction.

In connection with the acquisition, we entered into a lease agreement (the “Lease Agreement”) with the former owner of Alfamation™ who will continue to serve as the managing director of Alfamation™ under our ownership. The Lease Agreement commenced on March 12, 2024, and will last for six years. It will be automatically renewed for the same period of time unless terminated by either party. Under the terms of the Lease Agreement, Alfamation will lease warehouse and office space totaling about 52 thousand square feet. Alfamation™ will pay a yearly lease payment of €260 thousand broken up into two equal payments. At the date of the signing of the Lease Agreement, the yearly lease payment equated to approximately $284 thousand.

(4)	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The interest rate swap agreement we entered into in connection with our Term Note, as discussed further in “Note (2) Summary of Significant Accounting Policies” and “Note (10) Debt,”, is measured at fair value on a recurring basis using Level 2 inputs. The contingent consideration liability on our balance sheets is measured at fair value on a recurring basis using Level 3 inputs. Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021, and represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to Electric Vehicle (“EV”) or battery customers. During the years ended December 31, 2024 and 2023, we adjusted the liability down $123 thousand and $294 thousand due to a reduction in our forecast for sales to EV and battery customers in the five-year period following the acquisition. During the year ended December 31, 2024, we classified a portion of the liability as current. As of December 31, 2023, the entire liability was classified as long-term. The changes to this contingent consideration liability are included within general and administrative expenses on our statement of operations.

The following fair value hierarchy table presents information about assets and (liabilities) measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3
At December 31, 2024
Contingent consideration long-term liability – Acculogic	$(825)	$-	$-	$(825)
Contingent consideration current liability – Acculogic	$(62)	$-	$-	$(62)
Interest rate swap	$117	$-	$117	$-

	Amounts at	Fair Value Measurement Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3
At December 31, 2023
Contingent consideration liability – Acculogic	$(1,093)	$-	$-	$(1,093)
Interest rate swap	$285	$-	$285	$-

Changes in the fair value of our Level 3 contingent consideration liabilities for the years ended December 31, 2024 and 2023 were as follows:

(in thousands)
Total Contingent Consideration Liability Balance - January 1, 2023	$1,363
Adjustment to contingent consideration liability in connection with the acquisition of Acculogic	(294)
Impact of foreign currency translation adjustments	24
Total Contingent Consideration Liability Balance - December 31, 2023	$1,093
Adjustment to contingent consideration liability in connection with the acquisition of Acculogic	(123)
Impact of foreign currency translation adjustments	(83)
Total Contingent Consideration Liability Balance – December 31, 2024	$887

(5)	GOODWILL AND INTANGIBLE ASSETS

We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our balance sheets are the result of our acquisitions.

Goodwill

Changes in the amount of the carrying value of goodwill for the years ended December 31, 2024 and 2023 are as follows:

(in thousands)
Balance - January 1, 2023	$21,605
Impact of foreign currency translation adjustments	123
Balance - December 31, 2023	$21,728
Alfamation acquisition (Electronic Test segment)	9,883
Impact of foreign currency translation adjustments (all goodwill)	(867)
Balance - December 31, 2024	$30,744

Goodwill was comprised of the following:

	December 31,
(in thousands)	2024	2023
Electronic Test	$12,567	$3,436
Environmental Technologies	1,817	1,817
Process Technologies	16,360	16,475
Total Goodwill	$30,744	$21,728

Intangible Assets

Changes in the amount of the carrying value of indefinite-lived intangible assets for the year ended December 31, 2024 and 2023 are as follows:

(in thousands)
Balance - January 1, 2023	$8,369
Impact of foreign currency translation adjustments	29
Balance - December 31, 2023	8,398
Alfamation acquisition	1,967
Impact of foreign currency translation adjustments	(190)
Balance - December 31, 2024	$10,175

Changes in the amount of the carrying value of finite-lived intangible assets for the years ended December 31, 2024 and 2023 are as follows:

(in thousands)
Balance - January 1, 2023	$10,190
Impact of foreign currency translation adjustments	102
Amortization	(2,094)
Balance - December 31, 2023	8,198
Alfamation™ acquisition	11,365
Impact of foreign currency translation adjustments	(817)
Amortization	(2,545)
Balance - December 31, 2024	$16,201

The following tables provide further detail about our intangible assets at December 31, 2024 and 2023:

	December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$23,912	$11,496	$12,416
Technology	5,786	2,001	3,785
Patents	590	590	-
Backlog	481	481	-
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	31,179	14,978	16,201
Indefinite-lived intangible assets:
Trademarks	10,175		10,175
Total intangible assets	$41,354	$14,978	$26,376

	December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,407	$9,687	$6,720
Technology	2,895	1,417	1,478
Patents	590	590	-
Backlog	499	499	-
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	20,801	12,603	8,198
Indefinite-lived intangible assets:
Trademarks	8,398		8,398
Total intangible assets	$29,199	$12,603	$16,596

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

The following table sets forth the estimated annual amortization expense for each of the next five years and thereafter at December 31, 2024:

(in thousands)
2025	$3,184
2026	2,393
2027	1,855
2028	1,531
2029	1,227
Thereafter	6,011
Total estimated amortization of finite-lived intangible assets	$16,201

Impairment of Goodwill and Indefinite Life Intangible Assets

During October 2024 and 2023, we assessed our goodwill and indefinite life intangible asset for impairment in accordance with the requirements of ASC 350 using a quantitative approach. Our goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The discount rate used in 2024 for the discounted cash flows ranged between 19.5% and 20.5% depending on the reporting unit. The discount rate used in 2023 for the discounted cash flows ranged between 14.5% and 16.0% depending on the reporting unit. The selection of the rates in each year was based upon our analysis of market-based estimates of capital costs and discount rates. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

During the goodwill impairment assessment in both 2024 and 2023, we compared the fair value of our reporting units with their carrying values. This assessment indicated no impairment existed as the fair value of the reporting units exceeded their carrying values in both 2024 and 2023.

During the indefinite life intangible asset impairment assessment in both 2024 and 2023, we compared the fair value of our indefinite life intangible assets with their carrying values. This assessment indicated no impairment existed as the fair value of the indefinite life intangible assets exceeded their carrying values in both 2024 and 2023.

Impairment of Long-Lived Assets and Finite-lived Intangible Assets

During 2024 and 2023, we did not review any of our long-lived assets for impairment as there were no events or changes in business circumstances that would indicate an impairment might exist.

(6)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also “Note (17) Segment Information” for information about revenue by operating segment and geographic region.

	Years Ended December 31,
(in thousands)	2024	2023
Revenue by customer type:
End user	$105,955	$85,397
OEM/Integrator/Distributor	24,735	37,905
	$130,690	$123,302
Revenue by product type:
Thermal test	$17,822	$21,344
Thermal process	33,783	44,914
Semiconductor test	24,084	30,235
Video imaging	7,643	9,086
Flying probe and in-circuit testers	9,340	6,981
Alfamation™ products	23,383	-
Service/other	14,635	10,742
	$130,690	$123,302
Revenue by market:
Semi	$48,708	$65,735
Industrial	13,382	14,310
Automotive (including Electric Vehicles)	32,871	9,895
Life Sciences	5,400	4,856
Defense/aerospace	15,317	12,537
Security	2,946	3,688
Other	12,066	12,281
	$130,690	$123,302

Major Customers

During the year ended December 31, 2024, one customer accounted for 13% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. During the year ended December 31, 2023, this same customer accounted for 13% of our consolidated revenue.

(7)	INVENTORIES

Inventories held at December 31 were comprised of the following:

(in thousands)	2024	2023
Raw materials	$16,109	$15,948
Work in process	5,940	1,563
Inventory consigned to others	288	98
Finished goods	4,500	2,480
Total inventories	$26,837	$20,089

(8)	LEASES

As discussed in “Note (2) Summary of Significant Accounting Policies; (k) Leases,” we account for our leases in accordance with ASC 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2032. Total operating lease and short-term lease costs for the years ended December 31, 2024 and 2023, respectively, were as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Operating lease cost	$1,878	$1,590
Short-term lease cost	$14	$13

The following is additional information about our leases:

	December 31,
	2024			2023
Range of remaining lease terms (in years)	0.5	to	7.2	0.3	to	7.3
Weighted average remaining lease term (in years)		5.8			4.3
Weighted average discount rate		6.6%			4.6%

Maturities of lease liabilities at December 31, 2024 were as follows:

(in thousands)
2025	$2,576
2026	2,394
2027	2,222
2028	1,655
2029	1,541
Thereafter	2,623
Total lease payments	$13,011
Less imputed interest	(2,001)
Total present value of lease liabilities	$11,010

Cash Flow Information

Total amortization of ROU assets for the years ended December 31, 2024 and 2023 was $1.5 million and $1.6 million, respectively.

Lease Modifications and Additions

Supplemental cash flow information (non-cash increases to operating lease liabilities and ROU assets) was $5.7 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively.

As disclosed in “Note (3) Acquisition,” on March 12, 2024, we acquired the stock of Alfamation™, and as such, we assumed several leases. In addition, we also entered into the Lease Agreement for the seller-owned facility where Alfamation™ has its principal operations. The leased premises include warehouse and office space totaling approximately 52 thousand square feet. The impact of the assumption and execution of these leases was a non-cash increase in our ROU assets and operating lease liabilities of approximately $1.7 million at the date of the acquisition.

Separately, during the year ended December 31, 2024, we also extended several building leases for certain of our facilities located in the U.S., the Netherlands and Singapore. At the effective dates of these extensions, we recorded non-cash increases in our ROU assets and operating lease liabilities totaling approximately $5.7 million.

During the year ended December 31, 2023, the primary non-cash increases were due to the addition of a new lease in Singapore and the extension of a lease in the Netherlands.

(9)	OTHER CURRENT LIABILITIES

Other current liabilities at December 31 were comprised of the following:

(in thousands)	2024	2023
Accrued warranty	$802	$648
Accrued taxes	87	57
Current portion of deferred grant proceeds	70	55
Accrued interest	24	52
Current portion of contingent consideration	62	-
Other	687	669
Total other current liabilities	$1,732	$1,481

(10)	DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our consolidated balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at December 31, 2024 and December 31, 2023 consisted of the following:

(in thousands)		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Dec. 31 2024	Dec. 31 2023
Mt. Laurel, NJ	3/29/2010	4/30/2025	4/30/2031	$50	$50
Mansfield, MA	10/27/2010	12/31/2025	2/29/2032	50	50
				$100	$100

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

The Loan Agreement included a $25 million non-revolving delayed draw term note (the “Term Note”) and a $10 million revolving credit facility (the “Revolving Facility” and together with the Term Note, the “Credit Facility”). The Credit Facility had a five-year contract period (the “Contract Period”) that began on the Closing Date and expired on October 15, 2026, and draws under the Term Note were permissible for two years.

On September 20, 2022, we further amended the Loan Agreement by entering into a Third Amendment to Amended and Restated Loan and Security Agreement (the Loan Agreement, as amended by the Third Amendment, the “Amended Loan Agreement”) and the Third Amended and Restated Delayed Draw Term Note. Under the Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note increased from $25 million to $50.5 million. Under the Amended Loan Agreement, the maturity date of the Term Note and Revolving Facility were also extended to September 19, 2027.

On May 2, 2024, we entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Fourth Amendment”), which extended the period during which we may request advances under the Term Note until May 2, 2026, and the maturity date for the Term Note and Revolving Facility was extended from September 19, 2027 to May 2, 2031.

On December 18, 2024, we entered into a Joinder and Fifth Amendment to Amended and Restated Loan and Security Agreement (the “Fifth Amendment”) and related agreements (collectively, together with Loan Agreement, the Amended Loan Agreement, the Fourth Amendment, the “Credit Agreement”) with M&T Bank to add our subsidiary, inTEST Italy, Inc., as a subsidiary guarantor under the Credit Agreement.

At December 31, 2024, we had not borrowed any amounts under the $10 million Revolving Facility and based on our leverage, our unused facility fee was 0.15%. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement. Our available funding under the Term Note at December 31, 2024 was $30 million.

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

The Credit Agreement contains customary default provisions, including but not limited to the failure by us to repay obligations when due, violation of provisions or representations provided in the Credit Agreement, bankruptcy by us, suspension of our business or any of our subsidiaries and certain material judgments. After expiration of the Contract Period or if a continued event of default occurs, interest will accrue on the principal balance at a rate of 2% in excess of the then applicable non-default interest rate. The Credit Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Credit Agreement are secured by liens on substantially all of our tangible and intangible assets that are owned as of the Closing Date or acquired thereafter. At December 31, 2024, we were in compliance with all of the covenants included in the Credit Facility including the debt covenants of the Credit Agreement.

On October 28, 2021, we drew $12 million under the Term Note to finance the acquisition of Videology® and we also entered into an interest rate swap agreement with M&T as of this date which is designed to protect us against fluctuations in interest rates during the five-year repayment and amortization period. As a result, the annual interest rate we expect to pay for this draw under the Term Note is fixed at approximately 3.2% based on current leverage.

On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At December 31, 2024, it was approximately 6.6% based on current leverage. Effective March 1, 2024, this rate was approximately 6.4%.

The following table sets forth the remaining maturities of our Term Note:

(in thousands)
2025	$4,100
2026	3,842
Total remaining maturities of our Term Note	$7,942

Alfamation™ Debt

In connection with our acquisition of Alfamation™ as discussed in “Note (3) Acquisition,” we assumed debt which totaled $11.3 million as of the acquisition date (the “Alfamation Debt”). As of December 31, 2024, the Alfamation Debt is comprised of $4.1 million of both fixed and variable rate bank issued term loans spread across several different institutions with monthly, quarterly or half-year repayment schedules and maturity dates running through December 7, 2028, as well as $3.0 million of short-term variable rate financing backed by Alfamation™’s accounts receivable, with a quarterly repayment schedule. The short-term financing variable rate at December 31, 2024 was 3.9%. At December 31, 2024, the weighted average interest rate payable on the bank issued term loans was 1.18% for fixed rate debt, 4.35% for variable rate debt, and the overall weighted average interest rate for the bank issued term loans was 3.47%.

The following table sets for the remaining maturities for our Alfamation Debt:

(in thousands)
2025	$3,394
2026	929
2027	515
2028	2,252
Total remaining maturities of our Alfamation Debt	$7,090

(11)	INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries.

Earnings (loss) before income taxes were as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Domestic	$4,889	$9,600
Foreign	(1,435)	1,448
Total	$3,454	$11,048

Income tax expense (benefit) was as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Current
Domestic – Federal	$1,221	$2,139
Domestic – state	230	202
Foreign	(71)	522
Total	$1,380	$2,863
Deferred
Domestic – Federal	$(1,186)	$(1,052)
Domestic – state	(262)	31
Foreign	631	(136)
Total	(817)	(1,157)
Income tax expense	$563	$1,706

Deferred income taxes reflect the net tax effect of net operating loss and tax credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities at December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Capitalized research and development costs	$3,272	$2,320
Operating lease liabilities	1,870	859
Accrued vacation pay and stock-based compensation	532	433
Inventories	434	395
Foreign intangible assets	403	369
Net operating loss (state and foreign)	381	245
Acquisition costs	43	44
Allowance for credit losses	45	44
Accrued warranty	25	26
Other	151	62
Total	7,156	4,797
Valuation allowance	(261)	(245)
Deferred tax assets	6,895	4,552

Deferred tax liabilities:
Intangible assets	(4,673)	(1,949)
Right-of-use assets	(1,821)	(762)
Depreciation of property and equipment	(334)	(404)
Deferred tax liabilities	(6,828)	(3,115)
Net deferred tax assets	$67	$1,437

The net change in the valuation allowance for the years ended December 31, 2024 and 2023 was an increase of $16 thousand and $18 thousand, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and tax credit carryforwards which expire in various years through 2044.

An analysis of the effective tax rate for the years ended December 31, 2024 and 2023 and a reconciliation from the expected statutory rate of 21% is as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Expected income tax expense at U.S. statutory rate	$726	$2,320
Increase (decrease) in tax from:
Subpart F income from foreign subsidiaries	145	184
NOL carryforwards utilized	(136)	39
Stock compensation	201	(329)
Global intangible low taxed income	-	87
Nondeductible expenses	17	21
Current year tax credits (foreign and research)	(364)	(367)
Domestic tax benefit, net of Federal benefit	321	(167)
Changes in valuation allowance	16	18
Foreign income tax rate differences	96	109
Section 250 foreign derived intangible income deduction	(537)	(272)
Acquisition costs	71	-
Other	7	63
Income tax expense	$563	$1,706

At December 31, 2024 and 2023, we did not have an accrual for uncertain tax positions.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ended December 31, 2021 and thereafter are subject to examination by the relevant taxing authorities. As of December 31, 2024, we have federal net operating losses of $430 thousand of which $287 thousand can be carried forward indefinitely. The remaining federal net operating losses will begin to expire in 2032, if not utilized.

(12)	LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which we believe could have a material effect on our business, financial position, results of operations or long-term liquidity. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be estimated.

(13)	STOCK-BASED COMPENSATION PLAN

As of December 31, 2024, we had unvested restricted stock awards and stock options granted under stock-based compensation plans. On June 21, 2023, our stockholders approved the inTEST Corporation 2023 Stock Incentive Plan (the “2023 Plan”) which replaced the Fourth Amended and Restated 2014 Stock Plan (the “2014 Plan”). No further awards can be granted under the 2014 Plan. The maximum number of shares of common stock available for grant and issuance under the 2023 Plan is (a) 350,000, plus (b) the number of shares of common stock available for issuance under the 2014 Plan on the date the 2023 Plan was approved by stockholders, plus (c) any shares of common stock that are subject to awards granted under the 2014 Plan that expire, are forfeited or canceled or terminate for any other reason on or after the date the 2023 Plan was approved by stockholders, without the issuance of shares. The number of shares available to be issued under the 2023 Plan as of the date of its approval was 1,117,942. Consistent with prior years’ performance-based awards, we reserve additional shares in the event that the performance achieves maximum levels. In aggregate, as of December 31, 2024, we have 45,618 shares reserved for performance in excess of target. As of December 31, 2024, the remaining authorization for issue under the 2023 Plan was 877,810.

The following table summarizes the compensation expense we recorded during 2024 and 2023 related to unvested shares of restricted stock, performance-based restricted stock awards and stock options:

	Years Ended December 31,
(in thousands)	2024	2023
Cost of revenues	$144	$104
Selling expense	50	41
Engineering and product development expense	29	19
General and administrative expense	1,634	1,883
Total stock-based compensation expense	$1,857	$2,047

At December 31, 2024, total compensation expense to be recognized in future periods is $3.0 million. The weighted average period over which this expense is expected to be recognized is 2.1 years. There was no compensation expense capitalized in 2024 or 2023.

Stock Options

The fair value for stock options granted during 2024 and 2023 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2024	2023
Risk-free interest rate	3.98%	3.93%
Dividend yield	-	-
Expected common stock market price volatility factor	.57	.57
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options granted during the years ended December 31, 2024 and 2023 was $6.55 and $9.43, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024, and 2023 was $189 thousand and $1.5 million, respectively.

The following table summarizes the activity related to stock options for the year ended December 31, 2024:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
Stock Options	of Shares	Price	Term (yrs)	(in thousands)
Outstanding, January 1, 2024	505,006	$10.46
Granted	165,364	11.33
Exercised	(30,080)	5.41
Canceled	(37,697)	11.4
Outstanding, December 31, 2024	602,593	$10.92	7.3	$242
Exercisable	260,853	$9.92	6.2	$217
Expected to vest	341,740	$11.69	8.2	$25

Restricted Stock Awards

The following table summarizes the activity related to unvested restricted stock awards for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2024	189,784	$11.51
Granted	138,838	11.38
Vested	(103,666)	9.86
Forfeited	(16,174)	12.35
Unvested shares outstanding, December 31, 2024	208,782	$12.18

The total fair value of the restricted stock awards that vested during the years ended December 31, 2024 and 2023 was $0.8 million and $3.1 million, respectively, as of the vesting dates of these awards.

Performance-Based Awards

On August 24, 2020, our new President and Chief Executive Officer (“CEO”) received a performance-based restricted stock award totaling 75,162 shares with a vesting date of August 24, 2023. These shares were valued at $345 thousand as of the date of grant. Per the terms of the award, the final vesting percentage could range from 0% to 150% of the number of shares awarded on August 24, 2020. On June 14, 2021, our new Chief Financial Officer (“CFO”) received a performance-based restricted stock award totaling 5,953 shares. These shares were valued at $100 thousand as of the date of grant. The vesting provisions of this award are the same as the performance-based award granted to our CEO on August 24, 2020. The final vesting percentage is based on the achievement of certain performance metrics, including revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. At December 31, 2022, we had estimated that these awards would vest at 150% of the original amount based on our assessment of the probable achievement against the relevant performance metrics. These awards vested at the 150% level on August 24, 2023. As a result, 40,557 additional shares of common stock were issued. At the original grant dates of these awards, shares totaling 100% of the respective awards were issued. These additional shares issued on August 24, 2023 represented the additional 50% that vested.

On March 10, 2021, we issued performance-based restricted stock awards totaling 18,000 shares to members of the senior management within our operating segments. These shares were valued at $191 thousand as of the date of grant. During the first quarter of 2023, 6,000 of these shares were forfeited when the individual to whom they had been granted resigned from his position with us. The remaining 12,000 shares vested on the third anniversary of the grant date at vesting percentages of 75% for 6,000 of the shares and 100% for the remaining 6,000 shares. The final vesting percentages were based on the achievement of certain performance metrics related to the operating results of the business units for which these members of management are responsible.

On October 1, 2021, we issued performance-based restricted stock awards totaling 5,000 shares to a member of senior management. These shares were valued at $59 thousand as of the date of grant. These shares will vest on January 1, 2025 at a vesting percentage that could range from 0% to 150% of the number of shares awarded on October 1, 2021. The final vesting percentage will be based on the achievement of certain performance metrics, including revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods. During the fourth quarter of 2023, we reduced the expected final vesting percentage for these shares from 100% to 50% based on our current projection for the performance metrics for the relevant measurement period. At September 30, 2024, this estimate was further reduced to 0% based on our current assessment of the probable achievement against the relevant performance metrics. These adjustments were recorded in general and administrative expense in our statements of operations. At December 31, 2024 our estimate for this award remained at 0%.

On March 9, 2022, our CEO and CFO received performance-based restricted stock awards totaling 20,493 shares. These shares were valued at $200 thousand as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 9, 2022. The final vesting percentage will be based on the achievement of certain performance metrics, including revenue compound annual growth rate, for specified time periods as determined by the Compensation Committee of our Board of Directors. During the fourth quarter of 2023, we reduced the expected final vesting percentage for these shares from 100% to 50% based on our current projection for the performance metrics for the relevant measurement period. At September 30, 2024, this estimate was further reduced to 0% based on our current assessment of the probable achievement against the relevant performance metrics. These adjustments were recorded in general and administrative expense in our statements of operations. At December 31, 2024 our estimate for this award remained at 0%.

On March 8, 2023, our CEO, CFO and certain other members of our senior management received performance-based restricted stock awards totaling 18,888 shares valued at $303 thousand as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on March 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics related to consolidated revenue for specified time periods as determined by the Compensation Committee of our Board of Directors. During the fourth quarter of 2024, we reduced this estimate from 100% to 50% based on our current projections for the performance metrics for the relevant measurement period. The adjustment for this award was recorded in general and administrative expense in our statements of operations.

On May 8, 2023 the newly appointed president of our Environmental Technologies segment received performance-based restricted stock awards totaling 5,081 shares valued at $108 thousand as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on May 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for specified time periods. During the fourth quarter of 2024, we reduced this estimate from 100% to 50% based on our current projections for the performance metrics for the relevant measurement period. The adjustment for this award was recorded in general and administrative expense in our statements of operations.

On January 16, 2024 the newly appointed president of our Process Technologies segment received performance-based restricted stock awards totaling 8,231 shares valued at $100 thousand as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on January 16, 2024. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for specified time periods. As of December 31, 2024, we have estimated that these shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.

On March 6, 2024, our CEO, CFO and the Division Presidents of our three operating segments received restricted stock awards totaling 33,539 shares valued at $380 thousand as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 6, 2024. The final vesting percentage will be based on the achievement of certain performance metrics related to adjusted EBITDA for the year ended December 31, 2026 as determined by the Compensation Committee of our Board of Directors. At December 31, 2024, we have estimated that these shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.

(14)	EQUITY

On November 20, 2023, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) whereby we could repurchase shares of our common stock on the open market with a total aggregate repurchase amount of up to $10 million until November 17, 2024. We repurchased 141,117 shares with a fair value of $1.0 million through the expiration date of the Repurchase Plan. Those repurchased shares were retired as of December 31, 2024, and no new authorization has been issued.

On May 11, 2023, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) pursuant to which we issued and sold 921,797 shares of our common stock having an aggregate offering price of $20 million between May 11, 2023, and May 31, 2023. We received net proceeds from the sale of these shares of $19.2 million after payment of commissions of 3.0% of the gross proceeds and other fees related to the sale of these shares.

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

The ESPP provides that an aggregate of up to 250,000 shares of our common stock will be available for issuance under the ESPP. The shares of our common stock purchasable under the ESPP will be shares of authorized but unissued or reacquired shares, including shares repurchased by us on the open market. Purchases are made at the end of each calendar quarter at 85% of the fair market value on the purchase date. Eligible participants are limited to purchasing $25 thousand of grant date fair value in a calendar year in accordance with Section 423 of the Internal Revenue Code of 1986, as amended. At December 31, 2024, 190,393 shares remain available for purchase under the ESPP.

During the year ended December 31, 2024, employees purchased 16,674 shares of our stock through the ESPP at a cost of $140 thousand. The closing market price on the dates of purchase were $13.25, $9.88, $7.30 and $8.59, respectively. The prices paid by employees were $11.26, $8.40, $6.20 and $7.30, respectively, which represented a 15% discount. The total amount of the discount of $24 was recorded as employee compensation expense, a component of general and administrative expense, in our consolidated statements of operations.

During the year ended December 31, 2023, employees purchased 11,780 shares of our stock through the ESPP at a cost of $174. The closing market price on the dates of purchase were $20.74, $26.26, $15.17 and $13.60, respectively. The prices paid by employees were $17.63, $22.32, $12.89 and $11.56, respectively, which represented a 15% discount. The total amount of the discount of $31 was recorded as employee compensation expense, a component of general and administrative expense, in our consolidated statements of operations.

(16)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. These plans include the inTEST Corporation Incentive Savings Plan (the “inTEST Plan”) and the Ambrell Corporation Savings & Profit Sharing Plan (the “Ambrell Plan”). During the quarter ended September 30, 2023, the Ambrell Plan, which is discussed further below, was merged into the inTEST Plan.

As of December 31, 2024, all permanent employees of Acculogic Ltd, Ambrell®, inTEST Corporation, inTEST EMS LLC, Temptronic Corporation and Videology®, who are at least 18 years of age, are eligible to participate in the inTEST Plan. We match employee contributions dollar for dollar up to 10% of the employee’s annual compensation, with a maximum limit of $5 thousand. Employer contributions vest ratably over four years. Matching contributions are discretionary.

Prior to the merger with the inTEST Plan, all permanent employees of Ambrell® were immediately eligible to participate in the Ambrell Plan upon employment and were eligible for employer matching contributions after completing six months of service, as defined in the Ambrell Plan. The Ambrell Plan allowed eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We made a matching contribution of 50% of each employee’s contributions up to a maximum of 10% of the employee’s deferral with a maximum limit of $5 thousand.

Employees of Alfamation™ in Italy are entitled to Trattamento di Fine Rapporto (“TFR”), commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The expense is recognized in personnel costs in our consolidated statements of operations and the required accrual is included in Other Liabilities on our consolidated balance sheets. At December 31, 2024, the amount recorded in Other Liabilities for TFR was $1.4 million.

For the years ended December 31, 2024 and 2023, we recorded expense for matching contributions to both plans of $776 thousand and $767 thousand, respectively.

(17)	SEGMENT INFORMATION

We have three operating segments which are also our reportable segments and reporting units: Electronic Test (which includes our semiconductor test equipment, flying probe and in-circuit testers), Environmental Technologies (which includes our thermal test, process and storage products) and Process Technologies (which includes our induction heating and video imaging products). We operate our business worldwide and sell our products both domestically and internationally. All of our segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers and to a variety of markets outside of the semi market, including the industrial, automotive, life sciences, defense/aerospace, security and other markets.

Our management team, including our CEO who is also our CODM as defined under U.S. GAAP, evaluates the performance of our operating segments primarily on income from divisional operations which represents divisional revenue, less associated costs of revenue and other divisional costs, and excludes interest expense, other income (expense), corporate expenses and acquired intangible amortization. Other divisional costs represent engineering and product development costs, selling expenses, general and administrative expenses directly attributable to the division.

	Year Ended December 31, 2024
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated

Revenue	$63,878	$28,898	$37,914	$-	$130,690
Cost of revenue	35,843	17,780	21,643	-	75,266
Other divisional costs	19,303	9,002	11,299	-	39,604
Division operating income	8,732	2,116	4,972	-	15,820
Acquired intangible amortization				2,545	2,545
Corporate expenses				9,881	9,881
Operating income	8,732	2,116	4,972	(12,426)	3,394
Interest expense	-	-	-	(846)	(846)
Other income	-	-	-	906	906
Earnings before income tax expense	$8,732	$2,116	$4,972	$(12,366)	$3,454

Supplemental Divisional Disclosures
Depreciation	$596	$301	$387	$115	$1,399
Stock-based compensation	217	182	140	1,318	1,857
Capital expenditures	347	561	176	240	1,324
Total assets	75,671	21,163	50,921	4,533	152,288

	Year Ended December 31, 2023
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated

Revenue	$41,016	$30,801	$51,485	$-	$123,302
Cost of revenue	18,076	18,631	29,617	-	66,324
Other divisional costs	12,751	9,097	12,324	-	34,172
Division operating income	10,189	3,073	9,544	-	22,806
Acquired intangible amortization				2,094	2,094
Corporate expenses				10,273	10,273
Operating income	10,189	3,073	9,544	(12,367)	10,439
Interest expense	-	-	-	(679)	(679)
Other income	-	-	-	1,288	1,288
Earnings before income tax expense	$10,189	$3,073	$9,544	$(11,758)	$11,048

Supplemental Divisional Disclosures
Depreciation	$283	$251	$399	$89	$1,022
Stock-based compensation	150	85	209	1,603	2,047
Capital expenditures	599	495	170	27	1,291
Total assets	32,505	16,772	56,842	28,710	134,829

The following table provides information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Years Ended December 31,
(in thousands)	2024	2023
Revenue:
U.S.	$53,712	$45,222
Foreign	76,978	78,080
	$130,690	$123,302

	December 31,
(in thousands)	2024	2023
Property and equipment:
U.S.	$2,280	$2,502
Foreign	2,177	688
	$4,457	$3,190

(18)	QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2024. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Year-over-year quarterly comparisons of our results of operations may not be as meaningful as the sequential quarterly comparisons set forth below that tend to reflect the cyclical and seasonal activity of the semi market. Quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year.

	Quarters Ended
(in thousands)	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	Total
Revenue	$29,824	$33,991	$30,272	$36,603	$130,690
Gross profit	13,076	13,797	14,012	14,539	55,424
Earnings before income tax expense	787	296	569	1,802	3,454
Income tax expense	125	66	74	298	563
Net earnings	662	230	495	1,504	2,891

Net earnings per common share – basic	$0.06	$0.02	$0.04	$0.12	$0.24
Weighted average common shares outstanding – basic	12,026,361	12,234,599	12,189,761	12,156,931	12,151,913
Net earnings per common share – diluted	$0.05	$0.02	$0.04	$0.12	$0.24
Weighted average common shares outstanding – diluted	12,158,297	12,330,280	12,251,712	12,216,344	12,239,158

	Quarters Ended
(in thousands)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	Total
Revenue	$31,919	$32,558	$30,941	$27,884	$123,302
Gross profit	15,052	15,030	14,447	12,449	56,978
Earnings before income tax expense	3,394	3,365	2,723	1,566	11,048
Income tax expense	577	572	446	111	1,706
Net earnings	2,817	2,793	2,277	1,455	9,342

Net earnings per common share – basic	$0.26	$0.25	$0.19	$0.12	$0.82
Weighted average common shares outstanding – basic	10,755,729	11,241,183	11,886,005	11,962,679	11,461,399
Net earnings per common share – diluted	$0.25	$0.24	$0.19	$0.12	$0.79
Weighted average common shares outstanding – diluted	11,088,664	11,696,569	12,212,317	12,122,099	11,779,912

(19)	SUBSEQUENT EVENTS

On February 25, 2025, we notified employees of our wholly-owned subsidiary, Videology Imaging Corporation, of our intention to consolidate all operations in the Netherlands into our facility located in Mansfield, Massachusetts. This plan would result in the closure of the Netherlands facility and the termination of certain employees at that location. The consolidation of the Netherlands operations is being undertaken to increase efficiencies and lower operating costs associated with the current operation of Videology®. The consolidation is expected to be substantially completed by the end of 2025 at which point we intend to fully vacate the Netherlands facility.

As a result of this action, we expect to incur cash charges for severance and other one-time termination benefits of $350 thousand. In addition, we expect to incur cash charges for other costs related to the facility consolidation, including moving costs, costs associated with the termination of the Netherlands facility lease and other consolidation costs, ranging from $200 thousand to $300 thousand.

On March 5, 2025, the Board of Directors authorized the renewal of the Repurchase Plan without a fixed expiration date. As of the renewal date, the Company had approximately $9.0 million available for repurchases under the renewed Repurchase Plan. The Company is not obligated to purchase any common stock under the Repurchase Plan. Further, the Repurchase Plan may be suspended or discontinued at any time without prior notice.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

(in thousands)	Balance at Beginning of Period	Expense (Recovery) (1)	Additions (Deductions)	Reserve Amounts Acquired through Business Combinations	Foreign Currency Translation Adjustments	Balance at End of Period

Year Ended December 31, 2024
Allowance for credit losses	$474	$27	$(48)	$-	$(30)	$423
Warranty reserve	648	669	(677)	162	-	802

Year Ended December 31, 2023
Allowance for credit losses	$496	$-	$(19)	$-	$(3)	$474
Warranty reserve	673	351	(376)	-	-	648

(1)

Bad debt recoveries in the table above do not include $198 for the year ended December 31, 2023 that relate to receivables acquired in 2021 that were valued at $0 at the time of acquisition but were subsequently recovered.