Form 10-Q
period 2025-03-31
INTEST CORP
filed 2025-05-08
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
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
Yes ☐ No ☒
Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on May 1, 2025: 12,492,809

InTest CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.FINANCIAL STATEMENTS
InTest CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,048	$19,830
Trade accounts receivable, net of allowance for credit losses of $411 and $423, respectively	21,178	29,495
Inventories	27,608	26,837
Prepaid expenses and other current assets	4,087	2,650
Total current assets	74,921	78,812
Property and equipment, net of accumulated depreciation of $9,177 and $8,830, respectively	4,428	4,457
Right-of-use assets, net	10,293	10,767
Goodwill	31,236	30,744
Intangible assets, net	26,138	26,376
Deferred tax assets	-	67
Other assets	1,011	1,065
Total assets	$148,027	$152,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,876	$7,494
Current portion of operating lease liabilities	2,056	1,989
Accounts payable	8,232	7,991
Customer deposits and deferred revenue	4,938	4,989
Accrued expenses and other current liabilities	9,225	9,485
Total current liabilities	31,327	31,948
Operating lease liabilities, net of current portion	8,596	9,021
Long-term debt, net of current portion	4,952	7,538
Contingent consideration, net of current portion	417	825
Deferred revenue, net of current portion	1,405	1,432
Deferred tax liabilities	258	-
Other liabilities	1,677	1,734
Total liabilities	48,632	52,498
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000.00 shares authorized; 12,574,788 and 12,457,658 shares issued, respectively; 12,494,760 and 12,378,276 shares outstanding, respectively	125	124
Additional paid-in capital	58,134	57,658
Retained earnings	42,758	45,087
Accumulated other comprehensive loss	(675)	(2,137)
Treasury stock, at cost; 80,028 and 79,382 shares, respectively	(947)	(942)
Total stockholders’ equity	99,395	99,790
Total liabilities and stockholders’ equity	$148,027	$152,288
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Revenue	$26,637	$29,824
Cost of revenue	15,581	16,748
Gross profit	11,056	13,076

Operating expenses:
Selling expense	4,547	4,590
Engineering and product development expense	2,448	1,982
General and administrative expense	5,816	5,417
Amortization of acquired intangible assets	813	595
Restructuring costs	313	-
Total operating expenses	13,937	12,584

Operating (loss) income	(2,881)	492
Interest expense	(152)	(140)
Other income	244	435

(Loss) earnings before income tax expense	(2,789)	787
Income tax (benefit) expense	(460)	125

Net (loss) earnings	$(2,329)	$662

(Loss) earnings per common share:
Basic	$(0.19)	$0.06
Diluted	$(0.19)	$0.05

Weighted average common shares outstanding:
Basic	12,179,418	12,026,361
Diluted	12,179,418	12,158,297
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
(In thousands)
Net (loss) earnings	$(2,329)	$662

Unrealized loss on interest rate swap agreement	(35)	(14)
Foreign currency translation adjustments	1,497	(89)
Total other comprehensive earnings (loss)	1,462	(103)

Comprehensive (loss) earnings	$(867)	$559
See accompanying Notes to Consolidated Financial Statements

InTest CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2025	12,457,658	$124	79,382	$(942)	$57,658	$45,087	$(2,137)	$99,790
Net loss	—	—	—	—	—	(2,329)	—	(2,329)
Other comprehensive earnings	—	—	—	—	—	—	1,462	1,462
Amortization of deferred compensation related to stock-based awards	—	—	—	—	423	—	—	423
Issuance of unvested shares of restricted stock	134,196	1	—	—	(1)	—	—	—
Forfeiture of unvested shares of restricted stock	(27,365)	—	—	—	—	—	—	—
Stock options exercised	4,925	—	—	—	18	—	—	18
Shares issued under Employee Stock Purchase Plan	5,374	—	—	—	36	—	—	36
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	646	(5)	—	—	—	(5)
Balance, March 31, 2025	12,574,788	$125	80,028	$(947)	$58,134	$42,758	$(675)	$99,395

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Total Stockholders’Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2024	12,241,925	$122	75,758	$(901)	$54,450	$42,196	$414	$96,281
Net earnings	—	—	—	—	—	662	—	662
Other comprehensive loss	—	—	—	—	—	—	(103)	(103)
Amortization of deferred compensation related to stock-based awards	—	—	—	—	349	—	—	349
Issuance of shares in connection with acquisition of Alfamation	187,432	2	—	—	2,084	—	—	2,086
Issuance of unvested shares of restricted stock	138,838	1	—	—	(1)	—	—	—
Forfeitures of unvested shares of restricted stock	(11,200)	—	—	—	—	—	—	—
Stock options exercised	4,925	—	—	—	18	—	—	18
Shares issued under Employee Stock Purchase Plan	4,104	—	—	—	54	—	—	54
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	2,757	(30)	—	—	—	(30)
Balance, March 31, 2024	12,566,024	$125	78,515	$(931)	$56,954	$42,858	$311	$99,317
See accompanying Notes to Consolidated Financial Statements

InTest CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(2,329)	$662
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	1,741	1,282
Provision for excess and obsolete inventory	206	176
Amortization of deferred compensation related to stock-based awards	423	349
Deferred income tax expense	199	226
Other non-cash reconciling items	(193)	(1)
Changes in assets and liabilities:
Trade accounts receivable	8,493	(982)
Inventories	(590)	(396)
Prepaid expenses and other current assets	(377)	508
Other assets	(21)	(22)
Operating lease liabilities	(523)	(447)
Accounts payable	15	1,311
Customer deposits and deferred revenue	(153)	(782)
Domestic and foreign income taxes payable	(716)	(406)
Deferred revenue, net of current portion	(27)	(121)
Accrued expenses and other liabilities	(613)	718
Net cash provided by operating activities	5,535	2,075
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	(18,904)
Purchases of property and equipment	(229)	(340)
Net cash used in investing activities	(229)	(19,244)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings, net of proceeds	(2,426)	273
Repayments of long-term debt	(1,025)	(1,181)
Proceeds from stock options exercised	18	18
Proceeds from shares sold under Employee Stock Purchase Plan	32	46
Settlement of employee tax liabilities in connection with treasury stock transaction	(5)	(30)
Net cash used in financing activities	(3,406)	(874)
Effects of exchange rates on cash	318	114
Net cash provided by (used in) all activities	2,218	(17,929)
Cash, cash equivalents and restricted cash at beginning of period	19,830	45,260
Cash and cash equivalents at end of period	$22,048	$27,331
Cash payments for:
Domestic and foreign income taxes	$32	$101
Interest	142	145

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equity issued in conjunction with acquisition of business	$—	$2,086
Issuance of unvested shares of restricted stock	1,039	1,580
Forfeiture of unvested restricted stock	(282)	(138)
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    NATURE OF OPERATIONS
InTest Corporation (“InTest,” “we,” “our,” “us” and the “Company”), a Delaware corporation headquartered in Mount Laurel, New Jersey, is a global supplier of innovative test and process technology solutions for use in manufacturing and testing across a wide range of markets including semiconductors (“semi”), auto/EV, defense/aerospace, industrial, life sciences, safety/security and other. We have three operating segments which are also our reportable segments and reporting units: Electronic Test, Environmental Technologies and Process Technologies.
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
The semiconductor market, which includes both the broader semiconductor market, as well as the more specialized automated test equipment (“ATE”) and wafer production sectors within the broader semiconductor market, has historically been the largest single market in which we operate. The semi market is characterized by rapid technological change, competitive pricing pressures and cyclical as well as seasonal market patterns. The semi market is also subject to periods of significant expansion or contraction in demand. In addition to the semi market, we sell into a variety of other markets. Our intention is to continue diversifying our markets, our product offerings within the markets we serve and our customer base across all of our markets with the goal of reducing our dependence on any one market, product or customer. In particular, we are seeking to reduce the impact of volatility in the semi market on our results of operations.
Our Electronic Test segment sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (original equipment manufacturer (“OEM”) sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. These sales all fall within the ATE sector of the semi market. With the December 2021 acquisition of Acculogic Inc. and its affiliates (“Acculogic”) and the March 2024 acquisition of Alfamation S.p.A (“Alfamation™”), our Electronic Test segment also sells its products to customers in markets outside the semi market including the auto/EV, defense/aerospace, industrial and life sciences markets. Our Environmental Technologies segment sells its products to end users and OEMs within the ATE sector of the semi market. It also sells its products to customers in a variety of other markets other than the semi market, including the auto/EV, defense/aerospace, industrial and life sciences markets. Our Process Technologies segment sells its products to customers in the wafer production sector within the semi market. It also sells its products to customers in a variety of other markets other than the semi market, including the auto/EV, defense/aerospace, industrial, life sciences and safety/security markets.
Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the semi market and the other markets we serve, downward pricing pressures from customers, our reliance on a relatively few number of customers for a significant portion of our sales and our ability to safeguard patented technology and intellectual property in a rapidly evolving market. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the markets that we serve. Part of our strategy for growth includes potential acquisitions that may cause us to incur substantial expense in reviewing and evaluating potential transactions. We may or may not be successful in locating suitable businesses to acquire and in closing acquisitions of businesses we pursue. In addition, we may not be able to successfully integrate any business we do acquire with our existing business, and we may not be able to operate the acquired business profitably. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed on March 13, 2025, with the Securities and Exchange Commission (“SEC”).
(b) Reclassifications
Certain prior period presentation and amounts have been reclassified to conform with the current period’s presentation. These consist of:
•aggregating the components of property and equipment on the face of the consolidated balance sheets and disclosing the details in the footnotes
•aggregating accrued wages and benefits, accrued professional fees, accrued sales commissions and other current liabilities into accrued expenses and other current liabilities on the face of the consolidated balance sheets and disclosing the details in the footnotes
•aggregating our restricted certificates of deposit into other assets on the face of the consolidated balance sheets and disclosing the details in the footnotes
•disaggregating amortization of acquired intangible assets from general and administrative expenses on the face of our consolidated statements of operations
•aggregating foreign exchange (gain) loss, discount on shares sold under Employee Stock Purchase Plan, proceeds from sales of demonstration equipment, net of gain, into other non-cash reconciling items within adjustments to reconcile net (loss) earnings to cash provided by operating activities on the consolidated statements of cash flows
•aggregating accrued wages and benefits, accrued professional fees, accrued sales commissions, other current liabilities and other liabilities into accrued and other liabilities within changes in assets and liabilities for cash flows from operating activities on the consolidated statements of cash flows.
(c) Business Combinations
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
fair value change. Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred in general and administrative expense in the consolidated statements of operations.
See “Note (3) Acquisition” for further disclosures related to our March 12, 2024, purchase of Alfamation S.p.A.
(d) Cash & Cash Equivalents
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
Periodically we have restricted cash which represents amounts deposited at our banks to support bank guarantees which certain of our customers require as a condition of paying large deposits on orders they place with us. Typically, the amount of the deposit and related guarantee declines as shipments are made against the order. At March 31, 2025, and December 31, 2024, we had no amounts classified as restricted cash.
(e) Trade Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers’ financial condition. We follow the guidance in Accounting Standards Codification (“ASC”) Topic 326 - Financial Instruments – Credit Losses (“ASC 326”) in developing our estimate of the allowance for credit losses related to our accounts receivable. The allowance for credit losses is our best estimate of the amount of expected credit losses in our existing accounts receivable. In establishing the amount of allowance for credit losses, we consider all information available as of the reporting date including information related to past events, such as historical loss rates and actual incurred losses, as well as current conditions that may indicate future risk of loss and any other factors of which we are aware, that we believe could impact the ultimate collectability of the related receivables in future periods.
Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any significant off-balance sheet credit exposure related to our customers. Cash flows from accounts receivable are recorded in operating cash flows.
(f) Inventories
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
(g) Property and Equipment
Our property and equipment caption includes machinery, equipment and leasehold improvements which are stated at cost, except for machinery and equipment acquired in a business combination, which are stated at fair value at the time of acquisition. As disclosed in “(h) Goodwill, Intangible and Long-Lived Assets,” machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation for machinery and equipment is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(h) Goodwill, Intangible and Long-Lived Assets
We have three reportable segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies.
We account for goodwill and intangible assets in accordance with ASC Topic 350 - Intangibles - Goodwill and Other (“ASC 350”). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment annually at the beginning of the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Goodwill is considered to be impaired if the fair value of a reporting unit is less than its carrying amount. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not required. However, if, as a result of our qualitative assessment, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or, if we choose not to perform a qualitative assessment, we are required to perform a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized.
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
(i) Fair Value of Financial Instruments
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, our credit facility, interest rate swaps and our liabilities for contingent consideration. Our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost which approximates fair value, due to the short-term nature of those items. Our credit facility and our interest rate swap are discussed further below and in “Note (10) Debt.” Our contingent consideration liabilities are measured at fair value on a recurring basis using Level 3 inputs which are inputs that are unobservable and significant to the overall fair value measurement. These unobservable inputs reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. See “Note (7) Fair Value Measurements” for further disclosures related to the fair value of our liabilities for contingent consideration.
(j) State and Local Grant Funds Received
In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell Corporation (“Ambrell®”), occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $0.6 million to help offset a portion of the cost of the leasehold improvements we made to this facility. In exchange for the funds we received under these agreements, we were required to create and maintain specified levels of employment in this location through various dates ending in 2024. As of December 31, 2024, we met those employment targets as specified in the grant agreement with the city of Rochester. The remaining proceeds which were no longer subject to repayment were reclassified to deferred grant proceeds and will be amortized to income on a straight-line basis over the current remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheets and totaled $0.3 million at March 31, 2025.
(k) Leases
We account for leases in accordance with ASC Topic 842 -Leases (“ASC 842”). We determine if an arrangement is a lease at inception. A lease contract is within scope if the contract has an identified asset (property, plant or equipment) and grants the lessee the right to control the use of the asset during the lease term. The identified asset may be either explicitly or implicitly specified in the contract. In addition, the supplier must not have any practical ability to substitute a different asset and would not economically benefit from doing so for the lease contract to be in scope. The lessee’s right to control the use of the asset during the term of the lease must include the ability to obtain substantially all of the economic benefits from the use of the asset as well as decision-making authority over how the asset will be used. Leases are classified as either operating leases or finance leases based on the guidance in ASC 842. Operating leases are included in operating lease ROU assets and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment and financing lease liabilities. We do not currently have any financing leases.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
See “Note (9) Leases” for further disclosures regarding our leases.
(l) Interest Rate Swap Agreement
We are exposed to interest rate risk on our floating-rate debt. We have entered into an interest rate swap agreement to effectively convert our floating-rate debt to a fixed-rate basis for a portion of our floating rate debt, as discussed further in “Note (7) Fair Value Measurements” and “Note (10) Debt.” The principal objective of this agreement is to eliminate the variability of the cash flows for interest payments associated with a portion of our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with ASC Topic 815 - Derivatives and Hedging. Further, we have determined that this agreement qualifies for the shortcut method of hedge accounting. Our interest rate swap is recorded at fair value as a component of other assets in our balance sheets. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt. We recognize the change in the fair value of the interest rate swap as a component of the change in other assets in our statements of cash flows.
(m) Revenue Recognition
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Nature of Products and Services
We are a global supplier of innovative test and process technology solutions for use in manufacturing and testing in targeted markets including semi, industrial, auto/EV, life sciences, defense/aerospace and safety/security. We sell semiconductor ATE interface solutions which include manipulators, docking hardware and electrical interface products. As a result of the acquisition of Acculogic, we sell robotics-based electronic production test equipment. We sell semiconductor ATE interface solutions and certain thermal management products to the semi market. We sell thermal management products including ThermoStream®, ThermoChambers, process chillers, refrigerators and freezers, which we sell under our Temptronic®, Sigma, Thermonics® and North Sciences product lines, and Ambrell®’s precision induction heating systems, including EKOHEAT® and EASYHEAT™ products. As a result of the acquisition of Videology®, we sell industrial-grade circuit board mounted video digital cameras and related devices, systems and software. We also sell many of our products to various other markets including the industrial, auto/EV, life sciences, defense/aerospace and safety/security markets. We provide post-warranty service and support for the equipment we sell.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
See “Note (11) Revenue From Contracts With Customers” and “Note (18) Segment Information” for further information about our revenue from contracts with customers.
(n) Earnings (Loss) Per Common Share
Earnings (loss) per common share - basic is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Earnings (loss) per common share - diluted is computed by dividing earnings (loss) by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent unvested shares of restricted stock, performance-based restricted stock, restricted stock units and stock options and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.
(o) Stock-Based Compensation
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
The fair value of our stock options on the date of grant is determined using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the expected volatility of our stock price, the expected term of the option, the risk-free rate and the expected dividend yield. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.
We record compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years for employees. Prior to 2025, restricted stock awards granted to our independent directors vested 25% at each of March 31, June 30, September 30, and December 31 of the year in which they were granted. Beginning in 2025, restricted stock awards granted to our independent directors vest on the one-year anniversary of the grant date.
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
From time to time, as restricted stock awards vest, certain employees surrender their vested shares to satisfy their tax liability on vesting. The fair value of those shares on the vesting date are then used by us to pay those employees’ tax obligations. The shares surrendered are reported as treasury stock in our statements of stockholders’ equity.
See further disclosures related to our stock-based compensation plans in “Note (14) Stock-Based Compensation Plan.”

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(p) Foreign Currency
For our foreign subsidiaries whose functional currencies are not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings in stockholders’ equity. Transaction gains or losses are included in net earnings. For the three months ended March 31, 2025 and 2024, our net foreign currency transaction gains were immaterial.
(q) Income Taxes
We account for income taxes using the asset and liability method, as described in ASC Topic 740 – Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
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
(r) Restructuring and Other Charges
In accordance with the guidance in ASC Topic 420 - Exit or Disposal Cost Obligations, we recognize a liability for restructuring costs at fair value only when the liability is incurred. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Depending on the timing of the termination dates, these charges may be recognized upon notification or ratably over the remaining required service period of the employees. Plans to consolidate excess facilities may result in lease termination fees and impairment charges related to our ROU assets that are associated with the leases for these facilities. Other long-lived assets that may be impaired as a result of restructuring consist of property and equipment, goodwill and intangible assets. Asset impairment charges included in restructuring and other charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset, and, in the case of our ROU assets, would include expected future sublease rental income, if applicable. These estimates are derived using the guidance in ASC 842, ASC 350 and ASC Topic 360 - Property, Plant and Equipment.
(s) Effect of Recently Adopted Amendments to Authoritative Accounting Guidance
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which amends the guidance for disclosures for reportable segments. ASU 2023-07 introduced new requirements to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extends certain annual disclosures to interim periods, clarifies that single reportable segment entities must apply ASC 280 – Segment Reporting in its entirety, permits more than one measure of segment profit or loss to be reported under certain conditions, and requires disclosure of the title and position of the CODM. Our adoption of ASU 2023-07 had no impact on our consolidated financial statements. We have retrospectively applied the amendments to our interim footnote disclosures beginning January 1, 2025, as permitted.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
In March 2024, the SEC issued a new final rule in Release 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires the inclusion of climate-related information in registration statements and annual reports. Among other things, the new rule requires disclosure of material climate-related risks, activities related to adapting to or mitigating such risks, related oversight activities, and information on climate-related targets or goals. Information is also required of certain greenhouse gas emissions. Disclosure requirements were to begin phasing in for fiscal years beginning on or after January 1, 2025, however on April 4, 2024, the SEC issued a voluntary stay (SEC Release 33-11280) in response to pending litigation. Therefore, the implementation dates are currently on hold. We are monitoring SEC developments and evaluating the impact of the new rule on its financial statements.
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
(u) Subsequent Events
We have made an assessment of our operations and with the exception of the debt waiver noted in “Note (10) Debt,” determined that there were no other material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended March 31, 2025.
(3)    ACQUISITION
On March 12, 2024, we completed the acquisition of Alfamation S.p.A., an Italian joint-stock company. Alfamation™ is a leading global provider of state-of-the-art test and measurement solutions for the auto/EV, life sciences and specialty consumer electronics markets. Alfamation™ is included in our Electronic Test operating segment. The acquisition of Alfamation™ deepens our presence in the auto/EV and life science markets, expands our exposure in consumer electronics, extends our geographic reach with a sizable footprint in Europe, and widens our portfolio of products and solutions. Additionally, we believe Alfamation™ brings engineering talent and a management team that culturally aligns with our mission to provide innovative, engineered solutions that address the high-value challenges of our customers. The aggregate purchase price was approximately €20.0 million comprised of: (i) €18.0 million, or $19.7 million, in cash; and (ii) 187,432 shares of our common stock, valued at $2.1 million based on the closing price of our stock on the date of acquisition. The cash portion of the purchase price was subject to customary working capital adjustments. These adjustments were finalized in June 2024 and resulted in recording an additional €0.1 million, or $0.1 million, in purchase price for assets delivered at closing in excess of agreed upon thresholds. The liabilities assumed in connection with the acquisition included debt of approximately €10.3 million, or $11.3 million. The debt assumed is discussed further in “Note (10) Debt.” Total acquisition costs incurred to complete this transaction were $1.2 million. Acquisition costs were expensed as incurred and included in general and administrative expense.
The acquisition of Alfamation™ has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Alfamation™ have been included in our consolidated results of operations from the date of acquisition. During the fourth quarter of 2024 we completed our allocation of the estimated fair values as of March 12, 2024, with final adjustments made primarily to inventories, identifiable intangible assets and goodwill. The “inventory step-up” of approximately $1.6 million was the most significant adjustment. Partially offsetting the decrease in customer backlog were increases to acquired technology and customer relationships. Other less significant changes

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
affected property and equipment, other current assets, accrued expenses and deferred tax liability. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill and is not deductible for tax purposes. Goodwill is attributed to synergies that are expected to result from the operations of the combined businesses.
The total purchase price of $21.9 million has been allocated as follows:

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
We estimated the fair value of identifiable intangible assets acquired using the income approach. Identifiable intangible assets acquired include customer relationships, customer backlog, technology and a trade name. We are amortizing the finite-lived intangible assets acquired over their estimated useful lives based on the pattern in which the economic benefits of the intangible asset are expected to be consumed.
The following table summarizes the estimated fair value of Alfamation™’s identifiable intangible assets and their estimated useful lives as of the acquisition date:

	Fair Value	Weighted Average Estimated Useful Life
(in thousands except lives)		(in years)
Finite-lived intangible assets:
Customer relationships	$8,196	20.0
Technology	3,169	10.0
Total finite-lived intangible assets	11,365

Indefinite-lived intangible assets:
Trade name	1,967
Total intangible assets	$13,332
The following unaudited pro forma information gives effect to the acquisition of Alfamation™ as if the acquisition occurred on January 1, 2024. These proforma summaries do not reflect any operating efficiencies or costs savings that may be achieved by the combined businesses. These proforma summaries are presented for informational purposes only and are

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
not necessarily indicative of what the actual results of operations would have been had the acquisition taken place as of that date, nor are they indicative of future consolidated results of operations:

	Three Months Ended March 31,
(in thousands except per share data)	2025	2024
Revenue	$26,637	$34,752
Net (loss) earnings	(2,329)	480
Diluted (loss) earnings per share	$(0.19)	$0.04
The pro forma results shown above do not reflect the impact on general and administrative expense of investment advisory costs, legal costs and other costs of $1.2 million incurred by us as a direct result of the transaction.
In connection with the acquisition, we have entered into a lease agreement (the “Alfamation Lease Agreement”) with the former owner of Alfamation™ who will continue to serve as the managing director of Alfamation™ under our ownership. The Alfamation Lease Agreement commenced on March 12, 2024, and will last for six years. It will be automatically renewed for the same period of time unless terminated by either party. Under the terms of the Alfamation Lease Agreement, Alfamation™ will lease warehouse and office space totaling about 52 thousand square feet. Alfamation™ will pay a yearly lease payment of €0.3 million broken up into two equal payments. At the date of the signing of the Alfamation Lease Agreement, the yearly lease payment equated to approximately $0.3 million.
(4)    INVENTORIES
Inventories held at March 31, 2025, and December 31, 2024, were comprised of the following:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$16,525	$16,109
Work in process	5,382	5,940
Inventory consigned to others	284	288
Finished goods	5,417	4,500
Total inventories	$27,608	$26,837
Total charges incurred for excess and obsolete inventory for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Excess and obsolete inventory charges	$206	$176

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(5)    PROPERTY AND EQUIPMENT
Property and equipment included the following:

(in thousands)	March 31, 2025	December 31, 2024
Machinery and equipment	$9,456	$9,162
Leasehold improvements	4,149	4,125
Gross property and equipment	13,605	13,287
Less: accumulated depreciation	(9,177)	(8,830)
Net property and equipment	$4,428	$4,457
Depreciation expense related to property and equipment was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation	$316	$273
(6)    GOODWILL AND INTANGIBLE ASSETS
We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our balance sheets are the result of our acquisitions.
Goodwill
Changes in the amount of the carrying value of goodwill for the three months ended March 31, 2025, are as follows:

(in thousands)
Balance - January 1, 2025	$30,744
Impact of foreign currency translation adjustments	492
Balance – March 31, 2025	$31,236
Goodwill was comprised of the following at March 31, 2025, and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Electronic Test	$12,982	$12,567
Environmental Technologies	1,817	1,817
Process Technologies	16,437	16,360
Total goodwill	$31,236	$30,744

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Intangible Assets
Changes in the amount of the carrying value of our intangible assets for the three months ended March 31, 2025 were as follows:

(in thousands)	Finite-Lived	Indefinite-Lived
Balance - January 1, 2025	$16,201	$10,175
Impact of foreign currency translation adjustments	479	96
Amortization	(813)	—
Balance – March 31, 2025	$15,867	$10,271
The following tables provide further detail about our intangible assets as of March 31, 2025, and December 31, 2024:

	March 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$24,285	$12,061	$12,224
Technology	5,923	2,280	3,643
Patents	590	590	—
Backlog	487	487	—
Software	270	270	—
Trade name	140	140	—
Total finite-lived intangible assets	31,695	15,828	15,867
Indefinite-lived intangible assets:
Trademarks	10,271	—	10,271
Total intangible assets	$41,966	$15,828	$26,138

	December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$23,912	$11,496	$12,416
Technology	5,786	2,001	3,785
Patents	590	590	—
Backlog	481	481	—
Software	270	270	—
Trade name	140	140	—
Total finite-lived intangible assets	31,179	14,978	16,201
Indefinite-lived intangible assets:
Trademarks	10,175	—	10,175
Total intangible assets	$41,354	$14,978	$26,376
We generally amortize our finite-lived intangible assets over their estimated useful lives based on the pattern in which the economic benefits of the intangible assets are expected to be consumed, or on a straight-line basis, if an alternate amortization method cannot be reliably determined. Any such alternate amortization method would be based on the

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.
The following table sets forth the estimated annual amortization expense for each of the next five years:

(in thousands)
Remaining 2025	$2,431
2026	2,455
2027	1,914
2028	1,580
2029	1,268
Thereafter	6,219
Total estimated amortization of finite-lived intangible assets	$15,867
(7)    FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The interest rate swap agreement we entered into in connection with our Term Note, as disclosed in “Note (2) Summary of Significant Accounting Policies; (l) Interest Rate Swap Agreement” and “Note (10) Debt,” is measured at fair value on a recurring basis using Level 2 inputs. The contingent consideration liability on our balance sheet is measured at fair value on a recurring basis using Level 3 inputs.
Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021, and represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to Electric Vehicle (“EV”) or battery customers. We may pay the seller up to an additional CAD $5.0 million in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2.5 million per year in each of the five years. The maximum payment is capped at CAD $5.0 million, which equates to approximately $3.5 million at March 31, 2025. There were no payments due to the seller for the years ended December 31, 2023 or 2024. To estimate the fair value of the contingent consideration at the acquisition date, an option-based income approach using a Monte Carlo simulation model was utilized due to the non-linear payout structure. As of the acquisition date, this resulted in an estimated fair value of $1.4 million. This amount was recorded as a contingent consideration liability and included in the purchase price as of the acquisition date. We reassess the estimated fair value of this liability annually using this same approach, or more frequently, if we determine that there have been material changes to the assumptions used in the calculation of the probable payout. Changes in the amount of the estimated fair value of the earn-outs since the acquisition date are recorded as operating expenses in our consolidated statement of operations in the quarter in which they occur. The current portion of our contingent consideration liability is included as a component of accrued expenses and other current liabilities, while the non-current portion is included in Other Liabilities on our consolidated balance sheets.
The following fair value hierarchy table presents information about assets and (liabilities) measured at fair value on a recurring basis:

	March 31, 2025
		Fair Value Measurement Using
(in thousands)	Total	Level 1	Level 2	Level 3
Contingent consideration - current	$(407)	$-	$-	$(407)
Contingent consideration - long term	(417)	-	-	(417)
Interest rate swap	$82	$-	$82	$-

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2024
		Fair Value Measurement Using
(in thousands)	Total	Level 1	Level 2	Level 3
Contingent consideration - current	$(62)	$-	$-	$(62)
Contingent consideration - long term	(825)	-	-	(825)
Interest rate swap	$117	$-	$117	$-
Changes in the fair value of our Level 3 contingent consideration liabilities for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance at beginning of period	$887	$1,093
Cash payments	(34)	-
Change in estimated fair value	(28)	-
Impact of foreign currency translation adjustments	(1)	(24)
Balance at end of period	$824	$1,069
(8)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities included the following:

(in thousands)	March 31, 2025	December 31, 2024
Accrued wages and benefits	$4,568	$5,420
Accrued professional fees	926	1,294
Accrued sales commissions	893	1,039
Accrued warranty	963	802
Other current liabilities	1,875	930
Total accrued expenses and other current liabilities	$9,225	$9,485
(9)    LEASES
As disclosed in “Note (2) Summary of Significant Accounting Policies; (k) Leases,” we account for our leases in accordance with the guidance in ASC 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2032. Total operating lease and short-term lease costs for the three months ended March 31, 2025 and 2024, respectively, were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease cost	$653	$451
Short-term lease cost	4	3

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following is additional information about our leases as of March 31, 2025:

Range of remaining lease terms (in years)	0.3	to	6.9
Weighted average remaining lease term (in years)		5.6
Weighted average discount rate		6.7%
Maturities of lease liabilities as of March 31, 2025, were as follows:

(in thousands)
2025 (remainder)	$1,977
2026	2,413
2027	2,249
2028	1,658
2029	1,555
Thereafter	2,622
Total lease payments	$12,474
Less imputed interest	(1,822)
Total	$10,652
Cash Flow Information
Total amortization of ROU assets was $0.6 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.
As disclosed in “Note (3) Acquisition,” on March 12, 2024, we acquired the stock of Alfamation™, and as such, we assumed several leases. In addition, we also entered into the Alfamation Lease Agreement for the seller-owned facility where Alfamation™ has its principal operations. The leased premises include warehouse and office space totaling approximately 52 thousand square feet. The semi-annual lease payments are €0.1 million. The impact of the assumption and execution of these leases was a non-cash increase in our ROU assets and operating lease liabilities of approximately $1.7 million at the date of the acquisition.
During the three months ended March 31, 2025, we had an immaterial non-cash increase to our ROU assets and operating lease liabilities.
Excluding the assumption of leases associated with the Alfamation™ acquisition, during the three months ended March 31, 2024, we had an immaterial non-cash increase to our ROU assets and operating lease liabilities.
(10)    DEBT
Letters of Credit
We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at March 31, 2025, and December 31, 2024, consisted of the following:

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(in thousands)		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Mar. 31, 2025	Dec. 31, 2024
Mt. Laurel, NJ	3/29/10	4/30/26	4/30/31	$50	$50
Mansfield, MA	10/27/10	12/31/25	2/29/32	50	50
				$100	$100
Credit Facility
On October 15, 2021 (the “Closing Date”), we entered into an Amended and Restated Loan and Security Agreement with M&T Bank (“M&T”) which, was subsequently amended on October 28, 2021, December 30, 2021, September 20, 2022, May 2, 2024, and December 18, 2024 (together as amended, the “Loan Agreement”). The Loan Agreement includes a $50.5 million non-revolving delayed draw term note (the “Term Note”) and a $10.0 million revolving credit facility (the “Revolving Facility” and together with the Term Note, the “Credit Facility”). The available funding at March 31, 2025, under the Term Note was $30 million and we have not borrowed any amounts under the $10.0 million Revolving Facility. The Credit Facility has a five-year contract period that began on October 15, 2021, and, as amended, expires on May 2, 2031, and draws under the Term Note, as amended, are permissible until May 2, 2026.
The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the secured overnight financing rate for U.S. government securities (“SOFR”) or a bank-defined base rate plus an applicable margin, depending on leverage. Each draw under the Term Note will have an option for us of either (i) up to a five-year amortizing term loan with a balloon due at maturity, or (ii) up to a five-year term with up to seven years amortization with a balloon due at maturity. Any amortization greater than five years will be subject to an excess cash flow recapture. The Loan Agreement also allows us to enter into hedging contracts with M&T, including interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, or any other agreements or that are designed to protect us against fluctuations in interest rates or currency exchange rates.
The Loan Agreement contains customary default provisions, including but not limited to the failure by us to repay obligations when due, violation of provisions or representations provided in the Loan Agreement, bankruptcy by us, suspension of our business or any of our subsidiaries and certain material judgments. After expiration of the contract period or if a continued event of default occurs, interest will accrue on the principal balance at a rate of 2% in excess of the then applicable nondefault interest rate. The Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Loan Agreement are secured by liens on substantially all of our tangible and intangible assets that are owned as of the Closing Date or acquired thereafter. At March 31, 2025, we were in compliance with all of the covenants included in the Loan Agreement, except for the fixed charge coverage ratio financial covenant which was 0.99 to 1.0 for the quarter ended March 31, 2025, for which we have received a one-time waiver from M&T on May 1, 2025.
On October 28, 2021, we drew $12.0 million under the Term Note to finance the acquisition of Videology®. We also entered into an interest rate swap agreement with M&T as of this date which is designed to protect us against fluctuations in interest rates during the five-year repayment and amortization period. As a result, the annual interest rate we expect to pay for this draw under the Term Note is fixed at approximately 3.2% based on current leverage.
On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At March 31, 2025, it was approximately 6.5% based on current leverage.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table sets forth the annual maturities for the balance of the Term Note:

(in thousands)
2025 (remainder)	$3,075
2026	3,842
Total remaining maturities of our Term Note	$6,917
Alfamation™ Debt
In connection with the acquisition of Alfamation™ (see “Note (3) Acquisition”), we assumed debt which totaled $11.3 million as of the acquisition date. At March 31, 2025, Alfamation™’s total debt amounted to $4.9 million. This debt is comprised of both fixed and variable rate bank issued term loans as well as $1.1 million of short-term variable rate financing backed by Alfamation™’s accounts receivable. This debt is spread across several different institutions with monthly, quarterly or semi-annual repayment schedules. The short-term variable financing rate at March 31, 2025, was 3.5%. At March 31, 2025, the weighted average interest rate payable on the bank issued term loans was was 1.1% for fixed rate debt and 4.0% for variable rate debt and the overall weighted average interest rate for the bank issued term loans was 3.3%.
The following table sets forth the maturities of this debt for each of the next four years:

(in thousands)
2025 (remainder)	$2,478
2026	1,352
2027	772
2028	309
Total remaining maturities of our Alfamation™ Debt	$4,911
Total interest expense for the three months ended March 31, 2025 and 2024, related to our various debt arrangements was $0.2 million and $0.1 million, respectively.
(11)    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See “Note (18) Segment Information” for information about revenue by operating segment and geographic region.

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue by customer type:
End user	$22,436	$21,430
OEM/Integrator	4,201	8,394
	$26,637	$29,824

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025		2024
Revenue by product type:
Thermal test	$4,393		$3,699
Thermal process	5,281		10,955
Semiconductor test	4,734		6,282
Video imaging	2,057		2,119
Flying probe and in-circuit testers	1,856		2,744
Alfamation™ products	4,149		1,379
Service/other	4,167		2,646
	$26,637	—	$29,824

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue by market:
Semi	$8,995	$14,967
Auto/EV	5,959	3,958
Defense/Aerospace	2,828	3,239
Industrial	3,021	4,187
Life Sciences	1,688	653
Safety/Security	564	541
Other	3,582	2,279
	$26,637	$29,824
Major Customers
During the three months ended March 31, 2025, one customer accounted for 13% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. During the three months ended March 31, 2024, this same customer accounted for 15% of our consolidated revenue.
Contract Liabilities
As of March 31, 2025, and December 31, 2024, we had total contract liabilities of $6.3 million and $6.4 million, respectively. Our contract liabilities consist of our customer deposits and deferred revenue as well as deferred revenue net of current portion on our consolidated balance sheets. For the three months ended March 31, 2025, the amount recognized as revenue from the contract liabilities balance as of December 31, 2024, was $3.0 million, while for the three months ended March 31, 2024, the amount recognized as revenue from the contract liabilities balance as of December 31, 2023, was $2.5 million.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Allowance for Credit Losses
Activity related to our allowance for credit losses was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Beginning balance	$423	$474
Credit loss expense, net of release of unused allowance	(14)	—
Write-offs	—	(48)
Foreign currency translation impact	2	—
Ending balance	$411	$426
(12)    EARNINGS (LOSS) PER SHARE
The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Weighted average common shares outstanding - basic	12,179,418	12,026,361
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	—	131,936
Weighted average common shares and common share equivalents outstanding - diluted	12,179,418	12,158,297
Average number of potentially dilutive securities excluded from calculation because their effect was anti-dilutive during the period	877,624	434,584
(13)    EQUITY
On March 5, 2025, our Board of Directors authorized the renewal of our previously expired share repurchase plan (the “Repurchase Plan”), whereby we may repurchase shares of our common stock on the open market with a total aggregate repurchase amount of up to $10.0 million. As of the renewal date, we had approximately $9.0 million available for repurchases under the Repurchase Plan. We are not obligated to purchase any common stock under the Repurchase Plan. Further, the Repurchase Plan may be suspended or discontinued at any time without prior notice.
(14)    STOCK-BASED COMPENSATION PLAN
As of March 31, 2025, we had unvested stock options, restricted stock awards, performance-based restricted stock awards and restricted stock units granted under our stock-based compensation plans. On June 21, 2023, our stockholders approved the InTest Corporation 2023 Stock Incentive Plan (the “2023 Plan”) which replaced the Fourth Amended and Restated 2014 Stock Plan (the “2014 Plan”). No further awards can be granted under the 2014 Plan. The maximum number of shares of common stock available for grant and issuance under the 2023 Plan is (a) 350,000, plus (b) the number of shares of common stock available for issuance under the 2014 Plan on the date the 2023 Plan was approved by stockholders, plus (c) any shares of common stock that are subject to awards granted under the 2014 Plan that expire, are forfeited or canceled or terminate for any other reason on or after the date the 2023 Plan was approved by stockholders, without the issuance of shares. The number of shares available to be issued under the 2023 Plan as of the date of its approval was 1,117,942. Consistent with prior years’ performance-based awards, we reserve additional shares in the event that the performance achieves maximum levels. As a result of current year’s activity with regard to performance-based restricted stock awards (grants and forfeitures), we have 56,279 shares reserved in aggregate for

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
performance in excess of target as of March 31, 2025. As of March 31, 2025, the remaining authorization for issue under the 2023 Plan was 396,431.
The following table summarizes the compensation expense we recorded during the three months ended March 31, 2025 and 2024, related to unvested restricted stock, performance-based restricted stock awards, restricted stock units and stock options:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of revenues	$38	$31
Selling expense	13	11
Engineering and product development expense	(11)	4
General and administrative expense	383	303
	$423	$349
As of March 31, 2025, total compensation expense to be recognized in future periods was $5.4 million. The weighted average period over which this expense is expected to be recognized was 2.9 years. There was no compensation expense capitalized in the three months ended March 31, 2025 or 2024.
Stock Options
The fair value for stock options granted during the three months ended March 31, 2025 and 2024 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.28%	3.98%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.59	.57
Weighted average expected life of stock options (years)	6.25	6.25
The following table summarizes the activity related to stock options for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2025	602,593	$10.92
Granted	310,086	7.74
Exercised	(4,925)	3.69
Canceled	(8,432)	12.32
Options outstanding, March 31, 2025	899,322	$9.85	7.7	$102
Exercisable	349,945	$10.54	6.5	$102
Expected to vest	549,377	$9.41	8.5	$—

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The table below summarizes certain additional information with respect to our options:

	Three Months Ended March 31,
(in thousands, except per option amounts)	2025	2024
Weighted average grant date fair value per option	$4.61	$6.55
Aggregate intrinsic value of options exercised	$22	$40

Restricted Stock Awards
The following table summarizes the activity related to unvested restricted stock awards for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2025	119,833	$11.92
Granted	85,098	7.74
Vested	(31,745)	12.12
Forfeited	(1,872)	12.30
Unvested shares outstanding, March 31, 2025	171,314	$9.80
Additional information about our restricted stock awards is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Aggregate market value of RSA’s vested	$250	$346
Performance-Based Restricted Stock Awards
On January 16, 2024, the newly appointed president of our Process Technologies segment received performance-based restricted stock awards totaling 8,231 shares valued at $0.1 million as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on January 16, 2024. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for specified time periods. As of March 31, 2025, we have estimated that these shares will vest at 100% of the original amount.
On March 6, 2024, our CEO, CFO and the Division Presidents of our three operating segments received restricted stock awards totaling 33,539 shares valued at $0.4 million as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 6, 2024. The final vesting percentage will be based on the achievement of certain performance metrics related to adjusted EBITDA for the year ended December 31, 2026, as determined by the Compensation Committee of our Board of Directors. At March 31, 2025, we have estimated that these shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.
On March 17, 2025, our CEO, CFO and the Division Presidents of our three operating segments received restricted stock awards totaling 49,098 shares valued at $0.4 million as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 17, 2025. The final vesting percentage will be based on the achievement of certain performance metrics related to the percentage of revenue received by us generated by recurring revenue streams for the year ended December 31, 2027, as determined by the Compensation Committee of our Board of Directors. At March 31, 2025, we have estimated that these

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.
The following table summarizes the activity related to unvested performance-based restricted stock awards for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2025	88,949	$12.53
Granted	49,098	7.74
Vested	—	—
Forfeited	(25,493)	10.17
Unvested shares outstanding, March 31, 2025	112,554	$10.97
Additional information about our performance-based restricted stock awards is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Aggregate market value of PSA’s vested	$—	$117
Restricted Stock Units
We began issuing restricted stock units to certain employees in 2025. The following table summarizes the activity related to unvested restricted stock awards for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2025	—	$—
Granted	61,091	7.98
Vested	—	—
Forfeited	—	—
Unvested shares outstanding, March 31, 2025	61,091	$7.98
No RSUs vested during the three months ended March 31, 2025.
(15)    EMPLOYEE STOCK PURCHASE PLAN
The InTest Corporation Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board in April 2021 subject to approval by our stockholders, which occurred on June 23, 2021, at our Annual Meeting of Stockholders and became effective on October 1, 2021.
The ESPP provides our eligible employees with an opportunity to purchase common stock through accumulated payroll deductions at a 15% discount from the closing market price on the purchase date. The discount is recorded as a component of compensation expense in our consolidated statements of operations. The ESPP provides that an aggregate of up to 250,000 shares of our common stock will be available for issuance under the ESPP. The shares of our common stock purchasable under the ESPP will be shares of authorized but unissued or reacquired shares, including shares repurchased by us on the open market.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The activity in our ESPP was as follows:

	Three Months Ended March 31,
(in thousands except shares and per share amounts)	2025	2024
Shares purchased	5,374	4,104
Closing market price per share	$6.99	$13.25
Purchase price per share	$5.94	$11.26
Total cost of shares	$32	$46
Total discount (compensation expense)	$6	$8
(16)    RESTRUCTURING
On February 25, 2025, we notified employees of our wholly-owned subsidiary, Videology Imaging Corporation, of our intention to consolidate all operations in the Netherlands into our facility located in Mansfield, Massachusetts (the “Videology Consolidation”). Videology® is included in our Process Technologies segment. This plan would result in the closure of the Netherlands facility and the termination of certain employees at that location. The Videology Consolidation of the Netherlands operations is being undertaken to increase efficiencies and lower operating costs associated with the current operation of Videology® and is expected to be substantially completed by the end of 2025 at which point we intend to fully vacate the Netherlands facility.
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
We have recognized restructuring expenses related to the Videology Consolidation as follows:

(in thousands)	Three Months Ended March 31, 2025
Severance	$237
Retention	19
Payroll taxes and payroll related	51
Other	6
Total restructuring charges	$313
Our restructuring accrual is included as a component of accrued expenses and other current liabilities:

(in thousands)	Three Months Ended March 31, 2025
Beginning balance	$—
Charges	313
Cash payments	(6)
Ending balance	$307

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(17)    EMPLOYEE BENEFIT PLANS
The InTest Corporation Incentive Savings Plan is a defined contribution 401(k) plan for our employees who work in the U.S. (the “InTest Savings Plan”). As of March 31, 2025, all permanent employees of Acculogic Ltd, Ambrell®, InTest Corporation, InTest EMS LLC, Temptronic Corporation and Videology®, who are at least 18 years of age, are eligible to participate in the InTest Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5 thousand. Employer contributions vest ratably over four years. Matching contributions are discretionary.
We recorded expense for matching contributions as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Discretionary employer matching contributions	$359	$389
Employees of Alfamation™ in Italy are entitled to Trattamento di Fine Rapporto (“TFR”), commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The expense is recognized in personnel costs in our consolidated statements of operations and the required accrual is included in Other Liabilities on our consolidated balance sheets. At March 31, 2025, the amount recorded in Other Liabilities for TFR was $1.4 million.
(18)    SEGMENT INFORMATION
We have three operating segments which are also our reportable segments and reporting units: Electronic Test (which includes our semiconductor test equipment, flying probe and in-circuit testers and the operations of Alfamation™ which we acquired on March 12, 2024 - see “Note (3) Acquisition”), Environmental Technologies (which includes our thermal test, process and storage products) and Process Technologies (which includes our induction heating and video imaging products). We operate our business worldwide and sell our products both domestically and internationally. All of our segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers and to a variety of markets outside of the semi market, including the auto/EV, defense/aerospace, industrial, life sciences, safety/security and other markets.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our management team, including our CEO who is also our Chief Operating Decision Maker as defined under U.S. GAAP, evaluates the performance of our operating segments primarily on income from divisional operations which represents earnings before income tax expense and excludes interest expense, other income (expense), corporate expenses, restructuring costs and acquired intangible amortization.

	Three Months Ended March 31, 2025
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$13,259	$6,268	$7,110	$—	$26,637
Cost of revenue	7,313	4,163	4,105	—	15,581
Other divisional costs	5,265	2,360	2,798	—	10,423
Division operating income (loss)	681	(255)	207	—	633
Acquired intangible amortization				813	813
Restructuring costs				313	313
Corporate expenses				2,388	2,388
Operating (loss) income	681	(255)	207	(3,514)	(2,881)
Interest expense				(152)	(152)
Other income				244	244
(Loss) earnings before income tax (benefit) expense	$681	$(255)	$207	$(3,422)	$(2,789)

Supplemental Disclosures:
Depreciation	154	65	62	35	316
Stock-based compensation	54	(32)	52	349	423
Capital expenditures	134	82	6	7	229
Total assets	73,322	21,666	51,467	1,572	148,027

	Three Months Ended March 31, 2024
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$11,116	$6,828	$11,880	$—	$29,824
Cost of revenue	5,546	4,533	6,669	—	16,748
Other divisional costs	3,757	2,280	3,250	—	9,287
Division operating income (loss)	1,813	15	1,961	—	3,789
Acquired intangible amortization				595	595
Corporate expenses				2,702	2,702
Operating income (loss)	1,813	15	1,961	(3,297)	492
Interest expense				(140)	(140)
Other income				435	435
Earnings (loss) before income tax expense (benefit)	$1,813	$15	$1,961	$(3,002)	$787

Supplemental Disclosures:
Depreciation	$88	$64	$100	$21	$273
Stock-based compensation	53	38	(18)	276	349
Capital expenditures	36	229	70	5	340
Total assets	$75,508	$16,624	$57,815	$9,580	$159,527

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table provides information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue:
U.S.	$12,666	$10,477
Foreign	13,971	19,347
	$26,637	$29,824

(in thousands)	March 31, 2025	December 31, 2024
Property and equipment:
U.S.	$2,211	$2,280
Foreign	2,217	2,177
	$4,428	$4,457

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risk Factors and Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q for the period ended March 31, 2025 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, projections of revenue, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, that are based on management’s current expectations and estimates. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “could,” “will,” “plans,” “depending,” “seeking,” “anticipates,” “goal,” “objective,” “target,” “estimates,” “future,” “strategy,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current expectations and estimates. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:
•our ability to execute on our VISION 2030 Strategy;
•our ability to grow our presence in the automotive/electric vehicle (“EV”), defense/aerospace, industrial, life sciences, safety/security and international markets;
•the possibility of future acquisitions or dispositions and the successful integration of any acquired operations;
•the success of our strategy to diversify our business by entering markets outside the semiconductor automated test equipment (“ATE”) market;
•indications of a change in the market cycles in the semiconductor (“semi”) market, or other markets we serve;
•developments and trends in the semi market, including changes in the demand for semiconductors;
•our ability to convert backlog to sales and to ship product in a timely manner;
•the loss of any one or more of our largest customers, or a reduction in orders by a major customer;
•the availability of materials used to manufacture our products;
•the impact of interruptions in our supply chain caused by external factors;
•the sufficiency of cash balances, lines of credit and net cash from operations;
•stock price fluctuations;
•the ability to borrow funds or raise capital to finance potential acquisitions or for working capital;
•changes in the rate of, and timing of, capital expenditures by our customers;
•effects of exchange rate fluctuations;
•progress of product development programs;
•the anticipated market for our products;
•our failure to maintain a proper and effective system of disclosure controls and internal control over financial reporting;
•the availability of and retention of key personnel or our ability to hire personnel at anticipated costs;
•general economic conditions both domestically and globally; and
•other risk factors included in “Part II; Item 1A. Risk Factors” in this Report and in “Part I; Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).
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
Overview
This MD&A should be read in conjunction with the accompanying consolidated financial statements. In addition, please refer to the discussion of our business and markets contained in “Part I; Item 1. Business,” of our 2024 Form 10-K.
We are a global supplier of innovative test and process technology solutions for use in manufacturing and testing across a wide range of markets including semi, auto/EV, defense/aerospace, industrial, life sciences, safety/security and other. We have three reportable segments which are also our reporting units: Electronic Test, (which includes our semiconductor test equipment, flying probe and in-circuit testers), Environmental Technologies (which includes our thermal test, process and storage products) and Process Technologies (which includes our induction heating and video imaging products).
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
Markets
As discussed further in “Part I; Item 1. Business; Markets” of our 2024 Form 10-K, we are focused on specific target markets which include auto/EV, defense/aerospace, industrial, life sciences, safety/security as well as both the front-end and back-end of the semiconductor manufacturing industry. The semi market, which includes both the broader semiconductor market, as well as the more specialized ATE and wafer production sectors within the broader semiconductor market, has historically been the largest single market in which we operate. The semi market is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns and is subject to periods of significant expansion or contraction in demand. Our intention is to continue diversifying our markets, our product offerings within the markets we serve and our customer base across all of our markets with the goal of reducing our dependence on any one market, product or customer. In particular, we are seeking to reduce the impact of volatility in the semi market on our results of operations.
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
As discussed further in “Part I; Item 1. Business; Strategy” of our 2024 Form 10-K, although the semi market remains our largest market, as part of our strategy to grow our business, we are focused on several other key target markets where we believe our products address test and process requirements and where we believe there is significant potential for growth. These key target markets include the auto/EV, defense/aerospace, industrial, life sciences and safety/security markets. We believe that these markets are usually less cyclical than the semi market. While market share statistics exist for some of these markets, due to the nature of our highly specialized product offerings in these markets, we do not expect broad market penetration in many of these markets and, therefore, do not anticipate developing meaningful market shares in most of these markets.
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
Known Trends
As noted in “Part I; Item 1; Financial Statements; Notes to Consolidated Financial Statements; Note (10) Debt,” our Loan Agreement with M&T Bank (“M&T”) contains financial covenants, including a fixed charge coverage ratio of not less than 1.25 to 1.0. At March 31, 2025, we were in compliance with all of the covenants included in the Loan Agreement except for the fixed charge coverage ratio, which was 0.99 to 1.0, for which we obtained a waiver from M&T.
The fixed charge coverage ratio is calculated over the trailing twelve months, so the net loss reported in the first quarter will impact our ability to meet this covenant in future periods notwithstanding our strong cash position. We anticipate that we likely will not be in compliance with the fixed charge coverage ratio as currently defined for the three months ended June 30, 2025. As a result, we are in discussions with M&T regarding options to address this covenant, including an amendment to the Credit Facility to adjust the formula used to calculate the fixed charge coverage ratio that reflects our strong cash position and provides flexibility to respond to volatile market conditions, a broader waiver in terms of scope and/or time from M&T, or paying down outstanding balances under the Credit Facility, however, there can be no assurance that a resolution acceptable to the Company will be attained.
We continue to monitor recent macroeconomic factors, including but not limited to changes in global trade policy, tariffs and related reciprocal or retaliatory trade actions announced by the U.S., China and other countries. The degree to which changes in global trade policy, tariffs and other related actions will impact our business, financial condition and results of operations depends on future developments, which are uncertain. Changes in global trade policies, tariffs and other related actions may negatively impact demand, pricing and cost for our products and technologies, contribute to the inherent uncertainties in estimating future customer demand and increase our material costs, any of which could negatively impacting our results of operations and cash flows. See “Part II; Item 1A. Risk Factors” in this Report, including the risk factor title “U.S. tariff policies and potential global retaliatory countermeasures could increase our cost, disrupt our supply chain or affect customer purchasing activities, any of which could negatively impact our results of operations.”
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

Acculogic Inc. (“Acculogic”) purchases certain parts from a key sole-source supplier in Belarus, which is bordered by Russia to the east and northeast and Ukraine to the south. As a result of the ongoing war between Russia and Ukraine, in August 2024, the United States, Canada and the European Union added additional sanctions on Belarus, which included adding this supplier to a list of prohibited entities. We have not received materials from this supplier since the issuance of Executive Order 14038. Our remaining supply of these materials is significantly depleted and will be exhausted after the end of the second quarter of 2025. We have recently qualified a new supplier for these materials and have started receiving this new supply of materials. Testing is still ongoing, and we have not yet shipped systems incorporating these new materials to our customers but expect to do so before the end of the second quarter. Additionally, we have applied to the Office of Foreign Asset Control (“OFAC”) to obtain permission for additional purchases from the Belarus supplier through December 31, 2025, but have not yet received the Office’s response and are uncertain of when that response may be received. Additionally, we are applying to Global Affairs Canada for similar permission, now that this supplier has been placed on a restricted parties list in Canada, as well. There can be no assurance that we will be granted a license by OFAC or Global Affairs Canada in a timely manner or at all, or that if granted a license by OFAC or Global Affairs Canada that such supplier in Belarus will be willing or able to provide these parts on reasonable commercial terms or at all.
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
Please refer to “Part I; Item 1A. Risk Factors” of our 2024 Form 10-K for further discussion of the risks associated with our business operations, including risks associated with foreign operations.
Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2025, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in “Part I; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Estimates” in our 2024 Form 10-K.
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

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024
Revenue

	Three Months Ended March 31,		Change
(in thousands except percentages)	2025	2024	$	%
Electronic Test	$13,259	$11,116	$2,143	19.3%
Environmental Technologies	6,268	6,828	(560)	(8.2)%
Process Technologies	7,110	11,880	(4,770)	(40.2)%
Total revenue	$26,637	$29,824	$(3,187)
The following table sets forth, for the periods indicated, a breakdown of revenue by market:

	Three Months Ended
					Change				Change
(in thousands except percentages)	March 31, 2025		March 31, 2024		$	%	December 31, 2024		$	%
Revenue
Semi	$8,995	33.8%	$14,967	50.2%	$(5,972)	(39.9)%	$12,207	33.3%	$(3,212)	(26.3)%
Auto/EV	5,959	22.4%	3,958	13.3%	2,001	50.6%	11,928	32.6%	(5,969)	(50.0)%
Defense/aerospace	2,828	10.6%	3,239	10.9%	(411)	(12.7)%	5,157	14.1%	(2,329)	(45.2)%
Industrial	3,021	11.3%	4,187	14.0%	(1,166)	(27.8)%	2,246	6.1%	775	34.5%
Life Sciences	1,688	6.3%	653	2.2%	1,035	158.5%	1,231	3.4%	457	37.1%
Safety/Security	564	2.1%	541	1.8%	23	4.3%	947	2.6%	(383)	(40.4)%
Other	3,582	13.4%	2,279	7.6%	1,303	57.2%	2,887	7.9%	695	24.1%
	$26,637	100.0%	$29,824	100.0%	$(3,187)	(10.7)%	$36,603	100.0%	$(9,966)	(27.2)%
*     Percentages may not add up due to rounding
Compared with the prior-year period, first quarter revenue was down as semi was impacted by $6.0 million in lower sales and industrial market sales declined $1.2 million. This was partially offset by increases of $2.0 million to auto/EV, $1.0 million to life sciences, and $1.3 million to other markets. Sequentially, revenue from industrial, life sciences and other markets increased compared with the trailing fourth quarter.
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

The following table sets forth, for the periods indicated, a breakdown of the orders received by market:

	Three Months Ended
					Change				Change
(in thousands except percentages)	March 31, 2025		March 31, 2024		$	%	December 31, 2024		$	%
Orders
Semi	$9,640	38.0%	$10,253	45.0%	$(613)	(6.0%)	$15,647	51.0%	$(6,007)	(38.4%)
Auto/EV	5,061	20.0%	4,041	17.7%	1,020	25.2%	3,487	11.4%	1,574	45.1%
Defense/aerospace	2,083	8.2%	2,684	11.8%	(601)	(22.4%)	3,896	12.7%	(1,813)	(46.5%)
Industrial	4,551	18.0%	3,093	13.6%	1,458	47.1%	2,450	8.0%	2,101	85.8%
Life Sciences	1,232	4.9%	698	3.1%	534	76.5%	2,346	7.6%	(1,114)	(47.5%)
Safety/Security	675	2.7%	40	0.2%	635	n/m	54	0.2%	621	n/m
Other	2,107	8.3%	1,990	8.7%	117	5.9%	2,789	9.1%	(682)	(24.5%)
	$25,349	100.0%	$22,799	100.0%	$2,550	11.2%	$30,669	100.0%	$(5,320)	(17.3%)
*     Percentages may not add up due to rounding
n/m    Not meaningful
Compared with the prior-year period, first quarter orders increased reflecting strength in industrial, auto/EV, safety/security and life science markets while orders slowed in defense/aerospace and semi markets. Specifically in semi, orders from back-end were essentially flat, while demand in front-end remains low.
Sequentially, the decrease in orders was partially the result of customer delays during economic uncertainty, especially in the semi market where orders declined $6.0 million. Additionally, demand from defense/aerospace and life sciences slowed during the first quarter outweighing gains in demand from life sciences, auto/EV and safety/security markets.
At March 31, 2025, our backlog of unfilled orders for all products was $38.2 million compared to $55.5 million at March 31, 2024, and $39.5 million at December 31, 2024. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in the next twelve months. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.
Gross Margin

	Three Months Ended March 31,		Change
(in thousands except percentages)	2025	2024	$	%
Gross profit	$11,056	$13,076	$(2,020)	(15.4)%
Gross margin	41.5%	43.8%
Gross margin declined 230 basis points in the three months ended March 31, 2025, compared to the same prior year period due to the absorption of fixed costs on lower volumes along with an unfavorable product sales mix. The current year period also includes a full quarter’s worth of Alfamation™ activity.

Selling Expense

	Three Months Ended March 31,		Change
(in thousands except percentages)	2025	2024	$	%
Selling expense	$4,547	$4,590	$(43)	(0.9)%
Percentage of revenue	17.1%	15.4%
Selling expense for the three months ended March 31, 2025, declined slightly compared to the prior year period, but not at the rate of the revenue decline. Sales commissions, payroll and payroll related costs decreased, however, we recognized an increase in warranty expense compared to the prior year period. The full quarter impact of Alfamation™ was inconsequential.
Engineering and Product Development Expense

	Three Months Ended March 31,		Change
(in thousands except percentages)	2025	2024	$	%
Engineering and product development expense	$2,448	$1,982	$466	23.5%
Percentage of revenue	9.2%	6.6%
Engineering and product development expense for the three months ended March 31, 2025, increased compared to the prior year period due to the full quarter impact of Alfamation™. The increases were due to increased payroll and payroll related costs at Alfamation™.
General and Administrative Expense

	Three Months Ended March 31,		Change
(in thousands except percentages)	2025	2024	$	%
General and administrative expense	$5,816	$5,417	$399	7.4%
Percentage of revenue	21.8%	18.2%
General and administrative expense for the three months ended March 31, 2025, increased compared to the prior year period due to the full quarter impact of Alfamation™, partially offset by decreases in acquisition-related costs and a decrease in bonus expense. During the first quarter of 2025, we disaggregated the amortization of intangible assets and restructuring costs from general and administrative expenses in all periods presented.
Amortization of Acquired Intangible Assets

	Three Months Ended March 31,		Change
(in thousands except percentages)	2025	2024	$	%
Amortization of acquired intangible assets	$813	$595	$218	36.6%
Percentage of revenue	3.1%	2.0%
Amortization of acquired intangible assets for the three months ended March 31, 2025, increased compared to the prior year period due to the full quarter impact of the additional finite-lived intangible assets acquired in the Alfamation™ acquisition.

Restructuring Costs

	Three Months Ended March 31,		Change
(in thousands except percentages)	2025	2024	$	%
Restructuring costs	$313	$—	$313	n/a
Percentage of revenue	1.2%	—%
Restructuring costs for the three months ended March 31, 2025, represent the costs recognized for the Videology Consolidation of the Netherlands operations into our US operations in Mansfield, MA. These costs were for severance and retention accruals along with the payroll-related costs. See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note (16) Restructuring” for further details. There were no restructuring programs in the prior year period.
Income Tax (Benefit) Expense

	Three Months Ended March 31,		Change
(in thousands except percentages)	2025	2024	$	%
Income tax (benefit) expense	$(460)	$125	$(585)	(468.0)%
Effective tax rate	16.5%	15.9%
On a quarterly basis, we record income tax (benefit) or expense based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. For the three months ended March 31, 2025, we recorded a tax benefit based on our pre-tax loss and expected annualized rate, whereas in the comparable period we reported pre-tax income. There were no unusual tax adjustments recorded in either period.
Liquidity and Capital Resources
As discussed more fully in the “Overview” section above, our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. The cyclical and volatile nature of demand for ATE makes estimates of future revenues, results of operations and net cash flows difficult.
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
Credit Facility
As discussed in “Note (10) Debt” to our consolidated financial statements in this Report, on October 15, 2021, we entered into an Amended and Restated Loan and Security Agreement with M&T which, was subsequently amended on October 28, 2021, December 30, 2021, September 20, 2022, May 2, 2024, and December 18, 2024 (as amended, the “Loan Agreement”). The Loan Agreement includes a $50.5 million non-revolving delayed draw term note (the “Term Note”) and a $10.0 million revolving credit facility (the “Revolving Facility” and together with the Term Note, the “Credit Facility”). The Credit Facility has a five-year contract period that began on the October 15, 2021, and, as amended, expires on May 2, 2031, and draws under the Term Note,as amended, are permissible until May 2, 2026.
At March 31, 2025, we have not borrowed any amounts under the $10.0 million Revolving Facility. Our borrowings under the Term Note are discussed below and our available drawing capacity under the Term Note at March 31, 2025, was $30.0 million. The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Loan Agreement are secured by liens on substantially all of our tangible and intangible assets. At March 31, 2025, we were in compliance with all of the covenants included in the Loan Agreement, except for the fixed charge coverage ratio financial covenant which was 0.99 to 1.0 for the quarter ended March 31, 2025, for which we have received a one-time waiver from M&T.
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
On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At March 31, 2025, it was 6.5% based on current leverage.
Alfamation™ Debt
As discussed further in “Note (3) Acquisition,” we assumed debt with the acquisition of Alfamation™ which totaled $11.3 million as of the acquisition date. The debt acquired is comprised of both fixed and variable rate bank issued term loans as well as short-term variable rate financing backed by Alfamation™’s accounts receivable. This debt is spread across several different institutions with monthly, quarterly or semi-annual repayment schedules.
At March 31, 2025, Alfamation™’s debt was valued at $4.9 million, including $1.1 million that is backed by Alfamation™’s accounts receivable. The reduction since the acquisition date represents repayments of short-term instruments and principal payments on long-term debt, net of new borrowings that are backed by Alfamation™’s accounts receivable. The short-term variable financing rate at March 31, 2025, was 3.5%. At March 31, 2025, the weighted average interest rate payable on the bank issued term loans was 1.1% for fixed rate debt and 4.0% for variable rate debt and the overall weighted average interest rate for the bank issued term loans was 3.3%.
Total interest expense for the three months ended March 31, 2025 and 2024, related to our various debt arrangements was $0.2 million and $0.1 million, respectively.
Liquidity
Our cash and cash equivalents and working capital were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$22,048	$19,830
Working capital	$43,594	$46,864
As of March 31, 2025, $12.0 million, or 55%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our Revolving Facility is discussed in “Note (10) Debt” to our consolidated financial statements in this Report.
Our material short-term cash requirements include payments due under our various lease agreements, recurring payroll and benefits obligations to our employees, purchase commitments for materials that we use in the products we sell and principal and interest payments on our debt. We estimate that our short-term working capital requirements currently range between $8.0 million and $10.0 million. We expect our current cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations to be sufficient to support these additional investments as well as our current short-term cash requirements.
Our current strategy for growth includes pursuing acquisition opportunities for complementary businesses, technologies or products. As previously discussed, we currently anticipate that any additional long-term cash requirements related to our strategy would be funded through a combination of our cash and cash equivalents, the remaining availability under the

Term Note or by issuing equity. The borrowing availability under the Term Note was expanded in September 2022 as discussed above and in “Note (10) Debt” to our consolidated financial statements in this Report.
Cash Flows
Operating Activities: Net cash provided by operating activities for the three months ended March 31, 2025, was $5.5 million, an increase of $3.5 million compared to the prior year period. The increase was driven by increased collections of our accounts receivable, offset partially by the decrease in net earnings from the comparative period as a result of the net loss during the three months ended March 31, 2025, decreases in accounts payable, accrued expenses and other liabilities. Non-cash adjustments to net (loss) earnings increased primarily due to increased depreciation and amortization resulting from the full-quarter impact of Alfamation™.
Investing Activities: Net cash used in investing activities for the three months ended March 31, 2025, was $0.2 million, a decreased usage of $19.0 million compared to the prior year period. During the three months ended March 31, 2024, we used $18.9 million of cash to acquire Alfamation™, whereas in the current year period we did not have any acquisitions. Capital expenditures for property and equipment were consistent in both periods.
Financing Activities: Net cash used in financing activities for the three months ended March 31, 2025, was $3.4 million, an increased usage of $2.5 million compared to the prior year period. The increase is due to the repayments of short-term borrowings used in the Alfamation™ operations.
New or Recently Adopted Accounting Standards
See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note (2) Summary of Significant Accounting Policies; (s) Effect of Recently Adopted Amendments to Authoritative Accounting Guidance and (t) Effect of Recently Issued Amendments to Authoritative Accounting Guidance Not Yet Adopted” for information concerning the implementation and impact of new or recently adopted accounting standards.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the three months ended March 31, 2025, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.
Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This disclosure is not required for a smaller reporting company.
Item 4.CONTROLS AND PROCEDURES
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
Item 1.Legal Proceedings
From time to time, we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.
Item 1A. Risk Factors
The following risk factors supplement the risk factors described in “Part I; Item 1A; Risk Factors” of our 2024 Form 10-K Report and should be read in conjunction with the risk factors described in our 2024 Form 10-K Report:
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
At December 31, 2024, we were in compliance with all of the covenants included in our Loan Agreement. At March 31, 2025, we were in compliance with all of the covenants included in the Loan Agreement, except for the fixed charge coverage ratio financial covenant which was 0.99 to 1.0 for the quarter ended March 31, 2025, for which we have received a one-time waiver from M&T on May 1, 2025. We anticipate that we likely will not be in compliance with the fixed charge coverage ratio as currently defined for the three months ended June 30, 2025. As a result, we are in discussions with M&T regarding options to address this covenant, including an amendment to the Credit Facility to adjust the formula used to calculate the fixed charge coverage ratio that reflects our strong cash position and provides flexibility to respond to volatile market conditions, a broader waiver in terms of scope and/or time from M&T, or paying down outstanding balances under the Credit Facility, however, there can be no assurance that a resolution acceptable to the Company will be attained. See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note (10) Debt” “Part I; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Credit Facility” in this Report for a discussion of the material terms of our credit facility.
U.S. tariff policies and potential global retaliatory countermeasures could increase our cost, disrupt our supply chain or affect customer purchasing activities, any of which could negatively impact our results of operations.

Changes in U.S. and foreign trade policy, including the imposition of tariffs and other trade barriers, could adversely affect our business, financial condition, and results of operations. For example, the recent imposition of a 10% base tariff on imports from certain countries and higher, country-specific tariffs on other countries, including a 145% tariff on certain Chinese imports, has increased our material costs and may force us to seek alternative suppliers or navigate through a period of reduced orders and revenues and/or unprofitability if we are unable to pass cost increases onto customers. We believe that approximately 73% of our materials are sourced from within the United States, however approximately 52% of our revenue for the three months ended March 31, 2025, were shipped to customers outside of the United States and thus potentially exposed to tariffs. Retaliatory tariffs by China and other countries could further disrupt our supply chain, reduce demand for our products, or result in lost sales. The unpredictable nature of these trade policies and the potential for further escalation may increase uncertainty and volatility in our industry, which could negatively impact our financial performance.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of our common stock during the three months ended March 31, 2025, including shares of common stock surrendered to us by employees to cover tax withholdings under the net settlement provisions of our restricted stock awards and those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31	—	$-	—	—
February 1-28	—	$-	—
March 1-31	646	$7.97	—	—
Total	646		—
On March 5, 2025, our Board of Directors authorized the renewal of our previously expired share repurchase plan (the “Repurchase Plan”) whereby we may repurchase shares of our common stock on the open market with a total aggregate repurchase amount of up to $10.0 million. As of the renewal date, we had approximately $9.0 million available for repurchases under the Repurchase Plan. The Repurchase Plan may be suspended or discontinued at any time without prior notice.
There were no repurchases of shares under the Repurchase Plan during the three months ended March 31, 2025. As of March 31, 2025, we had repurchased 141,117 shares under the Repurchase Plan at a fair value of $1.0 million. All of the shares repurchased pursuant to the Repurchase Plan have been retired.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
During the first quarter ended March 31, 2025, none of the Company's directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.
Item 6.Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					†
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					+
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					+
101.INS	Inline XBRL Taxonomy Instance Document					†
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					†
†	Filed herewith
+	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InTest Corporation

Date:	May 8, 2025	/s/ Richard N. Grant, Jr.
Richard N. Grant, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2025	/s/ Duncan Gilmour
Duncan Gilmour
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)