Form 10-Q
period 2025-06-30
INTEST CORP
filed 2025-08-07
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-36117
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
Yes ☐ No ☒
Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on August 1, 2025: 12,477,676

InTest CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.FINANCIAL STATEMENTS
InTest CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,248	$19,830
Trade accounts receivable, net of allowance for credit losses of $464 and $423, respectively	23,349	29,495
Inventories	27,610	26,837
Prepaid expenses and other current assets	4,640	2,650
Total current assets	74,847	78,812
Property and equipment, net of accumulated depreciation of $9,513 and $8,830, respectively	4,677	4,457
Right-of-use assets, net	10,071	10,767
Goodwill	32,437	30,744
Intangible assets, net	26,647	26,376
Deferred tax assets	—	67
Other assets	974	1,065
Total assets	$149,653	$152,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,426	$7,494
Current portion of operating lease liabilities	2,100	1,989
Accounts payable	6,981	7,991
Customer deposits and deferred revenue	5,598	4,989
Accrued expenses and other current liabilities	9,853	9,485
Total current liabilities	30,958	31,948
Operating lease liabilities, net of current portion	8,316	9,021
Long-term debt, net of current portion	3,667	7,538
Contingent consideration, net of current portion	441	825
Deferred revenue, net of current portion	1,367	1,432
Deferred tax liabilities	525	—
Other liabilities	1,787	1,734
Total liabilities	47,061	52,498
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000.00 shares authorized; 12,559,753 and 12,457,658 shares issued, respectively; 12,477,676 and 12,378,276 shares outstanding, respectively	125	124
Additional paid-in capital	58,604	57,658
Retained earnings	42,255	45,087
Accumulated other comprehensive earnings (loss)	2,567	(2,137)
Treasury stock, at cost; 82,077 and 79,382 shares, respectively	(959)	(942)
Total stockholders’ equity	102,592	99,790
Total liabilities and stockholders’ equity	$149,653	$152,288
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenue	$28,130	$33,991	$54,767	$63,815
Cost of revenue	16,157	20,194	31,738	36,942
Gross profit	11,973	13,797	23,029	26,873

Operating expenses:
Selling expense	3,829	4,105	8,376	8,695
Engineering and product development expense	2,245	2,218	4,693	4,200
General and administrative expense	5,760	6,241	11,576	11,658
Amortization of acquired intangible assets	850	897	1,663	1,492
Restructuring costs	216	—	529	—
Total operating expenses	12,900	13,461	26,837	26,045

Operating (loss) income	(927)	336	(3,808)	828
Interest expense	(119)	(253)	(271)	(393)
Other income	463	213	707	648

(Loss) earnings before income tax (benefit) expense	(583)	296	(3,372)	1,083
Income tax (benefit) expense	(80)	66	(540)	191

Net (loss) earnings	$(503)	$230	$(2,832)	$892

(Loss) earnings per common share:
Basic	$(0.04)	$0.02	$(0.23)	$0.07
Diluted	$(0.04)	$0.02	$(0.23)	$0.07

Weighted average common shares outstanding:
Basic	12,215,258	12,234,599	12,197,338	12,130,480
Diluted	12,215,258	12,330,280	12,197,338	12,244,289
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In thousands)
Net (loss) earnings	$(503)	$230	$(2,832)	$892

Unrealized loss on interest rate swap agreement	(24)	(44)	(59)	(58)
Foreign currency translation adjustments	3,266	(697)	4,763	(786)
Total other comprehensive earnings (loss)	3,242	(741)	4,704	(844)

Comprehensive earnings (loss)	$2,739	$(511)	$1,872	$48
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Stockholders’Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2025	12,457,658	$124	79,382	$(942)	$57,658	$45,087	$(2,137)	$99,790
Net loss	—	—	—	—	—	(2,329)	—	(2,329)
Other comprehensive earnings	—	—	—	—	—	—	1,462	1,462
Amortization of deferred compensation related to stock-based awards	—	—	—	—	423	—	—	423
Issuance of unvested shares of restricted stock	134,196	1	—	—	(1)	—	—	—
Forfeiture of unvested shares of restricted stock	(27,365)	—	—	—	—	—	—	—
Stock options exercised	4,925	—	—	—	18	—	—	18
Shares issued under Employee Stock Purchase Plan	5,374	—	—	—	36	—	—	36
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	646	(5)	—	—	—	(5)
Balance, March 31, 2025	12,574,788	$125	80,028	$(947)	$58,134	$42,758	$(675)	$99,395
Net loss	—	—	—	—	—	(503)	—	(503)
Other comprehensive earnings	—	—	—	—	—	—	3,242	3,242
Amortization of deferred compensation related to stock-based awards	—	—	—	—	435	—	—	435
Forfeiture of unvested shares of restricted stock	(19,627)	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	4,592	—	—	—	35	—	—	35
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	2,049	(12)	—	—	—	(12)
Balance, June 30, 2025	12,559,753	$125	82,077	$(959)	$58,604	$42,255	$2,567	$102,592
See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Stockholders’Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2024	12,241,925	$122	75,758	$(901)	$54,450	$42,196	$414	$96,281
Net earnings	—	—	—	—	—	662	—	662
Other comprehensive loss	—	—	—	—	—	—	(103)	(103)
Amortization of deferred compensation related to stock-based awards	—	—	—	—	349	—	—	349
Issuance of shares in connection with acquisition of Alfamation	187,432	2	—	—	2,084	—	—	2,086
Issuance of unvested shares of restricted stock	138,838	1	—	—	(1)	—	—	—
Forfeitures of unvested shares of restricted stock	(11,200)	—	—	—	—	—	—	—
Stock options exercised	4,925	—	—	—	18	—	—	18
Shares issued under Employee Stock Purchase Plan	4,104	—	—	—	54	—	—	54
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	2,757	(30)	—	—	—	(30)
Balance, March 31, 2024	12,566,024	$125	78,515	$(931)	$56,954	$42,858	$311	$99,317
Net earnings	—	—	—	—	—	230	—	230
Other comprehensive loss	—	—	—	—	—	—	(741)	(741)
Amortization of deferred compensation related to stock-based awards	—	—	—	—	564	—	—	564
Stock options exercised	21,155	1	—	—	97	—	—	98
Shares issued under Employee Stock Purchase Plan	4,483	—	—	—	45	—	—	45
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	867	(11)	—	—	—	(11)
Balance, June 30, 2024	12,591,662	$126	79,382	$(942)	$57,660	$43,088	$(430)	$99,502
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(2,832)	$892
Adjustments to reconcile net (loss) earnings to net cash provided (used in) by operating activities:
Depreciation and amortization	3,306	2,806
Provision for excess and obsolete inventory	304	306
Amortization of deferred compensation related to stock-based awards	858	913
Deferred income tax expense	205	347
Other non-cash reconciling items	(383)	47
Changes in assets and liabilities:
Trade accounts receivable	6,865	(5,693)
Inventories	203	1,966
Prepaid expenses and other current assets	(438)	1,296
Other assets	(36)	(118)
Operating lease liabilities	(966)	(765)
Accounts payable	(898)	(1,899)
Customer deposits and deferred revenue	272	(861)
Domestic and foreign income taxes payable	(883)	(851)
Deferred revenue, net of current portion	(65)	(75)
Accrued expenses and other liabilities	(665)	(1,326)
Net cash provided by (used in) operating activities	4,847	(3,015)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	(18,727)
Purchases of property and equipment	(691)	(656)
Net cash used in investing activities	(691)	(19,383)
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments of short-term borrowings, net of proceeds) proceeds from short-term borrowings	(3,613)	1,120
Repayments of long-term debt	(2,050)	(3,129)
Proceeds from stock options exercised	18	116
Proceeds from shares sold under Employee Stock Purchase Plan	60	84
Settlement of employee tax liabilities in connection with treasury stock transaction	(17)	(41)
Net cash used in financing activities	(5,602)	(1,850)
Effects of exchange rates on cash	864	(642)
Net cash used in all activities	(582)	(24,890)
Cash, cash equivalents and restricted cash at beginning of period	19,830	45,260
Cash and cash equivalents at end of period	$19,248	$20,370
Cash payments for:
Domestic and foreign income taxes	$145	$1,153
Interest	266	406

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equity issued in conjunction with acquisition of business	$—	$2,086
Issuance of unvested shares of restricted stock awards	1,039	1,580
Forfeiture of shares of unvested restricted stock awards	(557)	(138)
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
The consolidated entity is comprised of InTest Corporation and our wholly-owned subsidiaries. We manufacture our products in the U.S., Canada, Italy and the Netherlands. Marketing and support activities are conducted worldwide from our facilities in the U.S., Canada, Italy, Germany, Singapore, Malaysia, the Netherlands and the U.K. We operate our business worldwide and sell our products both domestically and internationally.
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
The semi market, which includes both the broader semi market, as well as the more specialized automated test equipment (“ATE”) and wafer production sectors within the broader semi market, has historically been the largest single market in which we operate. The semi market is characterized by rapid technological change, competitive pricing pressures and cyclical as well as seasonal market patterns. The semi market is also subject to periods of significant expansion or contraction in demand. In addition to the semi market, we sell into a variety of other markets. Our intention is to continue diversifying our markets, our product offerings within the markets we serve and our customer base across all of our markets with the goal of reducing our dependence on any one market, product or customer. In particular, we are seeking to reduce the impact of volatility in the semi market on our results of operations.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred tax assets and liabilities including related valuation allowances, are particularly impacted by estimates.
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
See “Note (3) Acquisition” for further disclosures related to our March 12, 2024, purchase of Alfamation™.
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
Periodically we have restricted cash which represents amounts deposited at our banks to support bank guarantees which certain of our customers require as a condition of paying large deposits on orders they place with us. Typically, the amount of the deposit and related guarantee declines as shipments are made against the order. At June 30, 2025 and December 31, 2024, we had no amounts classified as restricted cash.
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
(f) Inventories
Inventories are generally valued at cost on a first-in, first-out basis, not in excess of net realizable value, except inventory acquired in a business combination, which is recorded at fair value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. Our criteria identify excess material as the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. Our criteria identify obsolete material as material that has not been used in a work order during the prior twenty-four months. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
(j) State and Local Grant Funds Received
In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell Corporation (“Ambrell®”), occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $0.6 million to help offset a portion of the cost of the leasehold improvements we made to this facility. In exchange for the funds we received under these agreements, we were required to create and maintain specified levels of employment in this location through various dates ending in 2024. As of December 31, 2024, we met those employment targets as specified in the grant agreement with the city of Rochester. The remaining proceeds which were no longer subject to repayment were reclassified to deferred grant proceeds and will be amortized to income on a straight-line basis over the current remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheets and totaled $0.3 million at June 30, 2025.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Contract Balances
We record accounts receivable at the time of invoicing. Accounts receivable, net of the allowance for credit losses, is included in current assets on our consolidated balance sheets. In certain instances, we also receive customer deposits in advance of invoicing and recording of accounts receivable. Customer deposits are included in current liabilities on our consolidated balance sheets. To the extent that we do not recognize revenue at the same time as we invoice, we record a liability for deferred revenue. Deferred revenue estimated to be recognized within the next twelve months is included in current liabilities. Deferred revenue that we estimate will be recognized beyond twelve months is recorded in deferred revenue, net of current portion, on our consolidated balance sheets. Any non-inventoriable costs associated with deferred revenue are also deferred and recorded in prepaid expenses and other current assets or other assets on our consolidated balance sheets, depending on when the related deferred revenue is expected to be recognized.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
(o) Stock-Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718 - Compensation—Stock Compensation which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value of stock options, which is then amortized to expense over the service periods. We generally grant awards in the first quarter of the year and recognize forfeitures of awards as they occur, recapturing any expense recorded for unvested awards.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
(p) Foreign Currency
For our foreign subsidiaries whose functional currencies are not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings in stockholders’ equity. Transaction gains or losses are included in net earnings. For the six months ended June 30, 2025 and 2024, our net foreign currency transaction gains were immaterial.
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
Recognition and measurement of uncertain tax positions in our financial statements involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statements of operations.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
In March 2024, the SEC issued a new final rule in Release 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires the inclusion of climate-related information in registration statements and annual reports. Among other things, the new rule requires disclosure of material climate-related risks, activities related to adapting to or mitigating such risks, related oversight activities, and information on climate-related targets or goals. Information is also required of certain greenhouse gas emissions. Disclosure requirements were to begin phasing in for fiscal years beginning on or after January 1, 2025, however on April 4, 2024, the SEC issued a voluntary stay (SEC Release 33-11280) in response to pending litigation. Therefore, the implementation dates are currently on hold. We are monitoring SEC developments and evaluating the impact of the new rule on our consolidated financial statements.
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
(u) Subsequent Events
We have made an assessment of our operations and with the exception of the debt amendment noted in “Note (10) Debt,” determined that there were no other material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the six months ended June 30, 2025.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”), enacting a broad range of tax reform provisions, including extending and modifying certain domestic and international Tax Cut & Jobs Act provisions and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. Only certain provisions will have current-year financial reporting implications due to varying effective dates and discretionary elections. We are currently analyzing the OBBBA but do not anticipate a material impact to our consolidated financial statements.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

	Six Months Ended June 30,
(in thousands except per share data)	2025	2024
Revenue	$54,767	$68,743
Net (loss) earnings	$(2,832)	$710
Diluted (loss) earnings per share	$(0.23)	$0.06
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(4)    INVENTORIES
Inventories held at June 30, 2025, and December 31, 2024, were comprised of the following:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials	$16,932	$16,109
Work in process	5,108	5,940
Inventory consigned to others	256	288
Finished goods	5,314	4,500
Total inventories	$27,610	$26,837
Total charges incurred for excess and obsolete inventory for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Excess and obsolete inventory charges	$97	$130	$304	$306
(5)    PROPERTY AND EQUIPMENT
Property and equipment included the following:

(in thousands)	June 30, 2025	December 31, 2024
Machinery and equipment	$9,688	$9,162
Leasehold improvements	4,502	4,125
Gross property and equipment	14,190	13,287
Less: accumulated depreciation	(9,513)	(8,830)
Net property and equipment	$4,677	$4,457
Depreciation expense related to property and equipment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Depreciation	$314	$356	$630	$629
(6)    GOODWILL AND INTANGIBLE ASSETS
We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our balance sheets are the result of our acquisitions.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Goodwill
Changes in the amount of the carrying value of goodwill for the six months ended June 30, 2025, are as follows:

(in thousands)
Balance - January 1, 2025	$30,744
Impact of foreign currency translation adjustments	1,693
Balance – June 30, 2025	$32,437
Goodwill was comprised of the following at June 30, 2025, and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Electronic Test	$14,018	$12,567
Environmental Technologies	1,817	1,817
Process Technologies	16,602	16,360
Total goodwill	$32,437	$30,744
Intangible Assets
Changes in the amount of the carrying value of our intangible assets for the six months ended June 30, 2025 were as follows:

(in thousands)	Finite-Lived	Indefinite-Lived
Balance - January 1, 2025	$16,201	$10,175
Impact of foreign currency translation adjustments	1,590	344
Amortization	(1,663)	—
Balance – June 30, 2025	$16,128	$10,519
The following tables provide further detail about our intangible assets as of June 30, 2025, and December 31, 2024:

	June 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$25,247	$12,756	$12,491
Technology	6,302	2,665	3,637
Patents	590	590	—
Backlog	—	—	—
Software	270	270	—
Trade name	140	140	—
Total finite-lived intangible assets	32,549	16,421	16,128
Indefinite-lived intangible assets:
Trademarks	10,519	—	10,519
Total intangible assets	$43,068	$16,421	$26,647

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$23,912	$11,496	$12,416
Technology	5,786	2,001	3,785
Patents	590	590	—
Backlog	481	481	—
Software	270	270	—
Trade name	140	140	—
Total finite-lived intangible assets	31,179	14,978	16,201
Indefinite-lived intangible assets:
Trademarks	10,175	—	10,175
Total intangible assets	$41,354	$14,978	$26,376
The following table sets forth the estimated annual amortization expense for each of the next five years:

(in thousands)
Remaining 2025	$1,699
2026	2,608
2027	2,057
2028	1,699
2029	1,364
Thereafter	6,701
Total estimated amortization of finite-lived intangible assets	$16,128
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
Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021, and represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to Electric Vehicle (“EV”) or battery customers. We may pay the seller up to an additional CAD $5.0 million in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2.5 million per year in each of the five years. The maximum payment is capped at CAD $5.0 million, which equates to approximately $3.7 million at June 30, 2025. There were no payments due to the seller for the years ended December 31, 2022 or 2023. We paid the contractually due amount for 2024 during the first quarter of 2025. To estimate the fair value of the contingent consideration at the acquisition date, an option-based income approach using a Monte Carlo simulation model was utilized due to the non-linear payout structure. As of the acquisition date, this resulted in an estimated fair value of $1.4 million. This amount was recorded as a contingent consideration liability and included in the purchase price as of the acquisition date. We reassess the estimated fair value of this liability annually using this same approach, or more frequently, if we determine that there have been material changes to the assumptions used in the calculation of the probable payout. Changes in the amount of the estimated fair value of the earn-outs since the acquisition date are recorded as operating expenses in our consolidated statement of operations in the quarter in which they occur. The current portion of our contingent consideration liability is

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
included as a component of accrued expenses and other current liabilities, while the non-current portion is included in Other Liabilities on our consolidated balance sheets.
The following fair value hierarchy table presents information about assets and (liabilities) measured at fair value on a recurring basis:

	June 30, 2025
		Fair Value Measurement Using
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap	$58	$—	$58	$—
Contingent consideration - current	(431)	—	—	(431)
Contingent consideration - long term	(441)	—	—	(441)

	December 31, 2024
		Fair Value Measurement Using
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap	$117	$—	$117	$—
Contingent consideration - current	(62)	—	—	(62)
Contingent consideration - long term	(825)	—	—	(825)
Changes in the fair value of our Level 3 contingent consideration liabilities for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$824	$1,069	$887	$1,093
Cash payments	—	—	(34)	—
Change in estimated fair value	—	(50)	(28)	(50)
Impact of foreign currency translation adjustments	48	(11)	47	(35)
Balance at end of period	$872	$1,008	$872	$1,008
(8)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities included the following:

(in thousands)	June 30, 2025	December 31, 2024
Accrued wages and benefits	$4,609	$5,420
Accrued professional fees	1,360	1,294
Accrued sales commissions	837	1,039
Accrued warranty	978	802
Other current liabilities	2,069	930
Total accrued expenses and other current liabilities	$9,853	$9,485

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(9)    LEASES
As disclosed in “Note (2) Summary of Significant Accounting Policies; (k) Leases,” we account for our leases in accordance with the guidance in ASC 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2032. Total operating lease and short-term lease costs for the three and six months ended June 30, 2025 and 2024, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$641	$509	$1,294	$960
Short-term lease cost	2	4	6	7
The following is additional information about our leases as of June 30, 2025:

Range of remaining lease terms (in years)	0.3	to	6.7
Weighted average remaining lease term (in years)		5.4
Weighted average discount rate		6.7%
Maturities of lease liabilities as of June 30, 2025, were as follows:

(in thousands)
2025 (remainder)	$1,410
2026	2,529
2027	2,334
2028	1,696
2029	1,583
Thereafter	2,624
Total lease payments	$12,176
Less imputed interest	(1,760)
Total	$10,416
Cash Flow Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Amortization of ROU assets	$428	$282	$1,066	$685
ROU assets obtained in exchange for operating lease obligations	1	5,517	86	5,623
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(10)    DEBT
Letters of Credit
We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as other assets on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at June 30, 2025, and December 31, 2024, consisted of the following:

(in thousands)		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Jun. 30, 2025	Dec. 31, 2024
Mt. Laurel, NJ	3/29/10	4/30/26	4/30/31	$50	$50
Mansfield, MA	10/27/10	12/31/25	2/29/32	50	50
				$100	$100
Credit Facility
On October 15, 2021 (the “Closing Date”), we entered into an Amended and Restated Loan and Security Agreement with M&T Bank (“M&T”) which, was subsequently amended on October 28, 2021, December 30, 2021, September 20, 2022, May 2, 2024, and December 18, 2024 (together as amended, the “Loan Agreement”). The Loan Agreement includes a $50.5 million non-revolving delayed draw term note (the “Term Note”) and a $10.0 million revolving credit facility (the “Revolving Facility” and together with the Term Note, the “Credit Facility”). The available funding at June 30, 2025, under the Term Note was $30 million and we have not borrowed any amounts under the $10.0 million Revolving Facility. The Credit Facility has a five-year contract period that began on October 15, 2021, and, as amended, expires on May 2, 2031, and draws under the Term Note, as amended, are permissible until May 2, 2026.
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
The Loan Agreement contains customary default provisions, including but not limited to the failure by us to repay obligations when due, violation of provisions or representations provided in the Loan Agreement, bankruptcy by us, suspension of our business or any of our subsidiaries and certain material judgments. After expiration of the contract period or if a continued event of default occurs, interest will accrue on the principal balance at a rate of 2% in excess of the then applicable nondefault interest rate. The Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Loan Agreement are secured by liens on substantially all of our tangible and intangible assets that are owned as of the Closing Date or acquired thereafter. At June 30, 2025, we were in compliance with all of the covenants included in the Loan Agreement, except for the fixed charge coverage ratio financial covenant which was 0.80 to 1.0 for the quarter ended June 30, 2025.
On August 5, 2025, we executed the Sixth Amendment to the Loan Agreement, which formally waives the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. During the period of this waiver we are required to request consent from M&T if we wish to utilize our Revolving Facility and we formally pledged a portion of our cash holdings equal to our total open debt with M&T. At June 30, 2025 we were holding $5.9 million of total debt with M&T.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On October 28, 2021, we drew $12.0 million under the Term Note to finance the acquisition of Videology®. We also entered into an interest rate swap agreement with M&T as of this date which is designed to protect us against fluctuations in interest rates during the five-year repayment and amortization period. As a result, the annual interest rate we pay for this draw under the Term Note is fixed at approximately 3.2% based on current leverage.
On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate for this draw under the Term Note is variable. At June 30, 2025, it was approximately 6.6% based on current leverage.
The following table sets forth the annual maturities for the balance of the Term Note:

(in thousands)
2025 (remainder)	$2,050
2026	3,842
Total remaining maturities of our Term Note	$5,892
Alfamation™ Debt
In connection with the acquisition of Alfamation™ (see “Note (3) Acquisition”), we assumed debt which totaled $11.3 million as of the acquisition date. At June 30, 2025, Alfamation™’s total debt amounted to $4.2 million. This debt is comprised of both fixed and variable rate bank issued term loans as well as $0.7 million of short-term variable rate financing backed by Alfamation™’s accounts receivable. This debt is spread across several different institutions with monthly, quarterly or semi-annual repayment schedules. The short-term variable financing rate at June 30, 2025, was 3.1%. At June 30, 2025, the weighted average interest rate payable on the bank issued term loans was 1.1% for fixed rate debt and 3.7% for variable rate debt and the overall weighted average interest rate for the bank issued term loans was 3.2%.
The following table sets forth the maturities of this debt for each of the next four years:

(in thousands)
2025 (remainder)	$1,597
2026	1,484
2027	858
2028	262
Total remaining maturities of our Alfamation™ Debt	$4,201
(11)    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See “Note (18) Segment Information” for information about revenue by operating segment and geographic region.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Revenue by customer type:
End user	$23,192	$27,496	$45,628	$48,926
OEM/Integrator	4,938	6,495	9,139	14,889
	$28,130	$33,991	$54,767	$63,815

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2025		2024	2025	2024
Revenue by product type:
Thermal test	$4,839		$4,228	$9,232	$7,927
Thermal process	5,547		9,843	10,828	20,798
Semiconductor test	5,926		4,014	10,660	10,296
Video imaging	2,289		1,685	4,346	3,804
Flying probe and in-circuit testers	1,204		1,031	3,060	3,775
Alfamation™ products	4,629		9,719	8,778	11,098
Service/other	3,696		3,471	7,863	6,117
	$28,130	—	$33,991	$54,767	$63,815

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Revenue by market:
Semi	$10,192	$10,124	$19,187	$25,091
Auto/EV	5,862	10,735	11,821	14,693
Defense/Aerospace	3,578	3,682	6,406	6,921
Industrial	3,786	3,415	6,807	7,602
Life Sciences	1,386	2,194	3,074	2,847
Safety/Security	898	792	1,462	1,333
Other	2,428	3,049	6,010	5,328
	$28,130	$33,991	$54,767	$63,815
Major Customers
During the three and six months ended June 30, 2025, one customer (Customer “A”) accounted for 11% and 12%, respectively, of our consolidated revenue. During the three months ended June 30, 2024, one customer (Customer “B”) accounted for 17% of our consolidated revenue, while during the six months ended June 30, 2024, Customer “A” accounted for 11% of our consolidated revenue. These revenues in the periods presented were generated by our Electronic Test segment.
Contract Liabilities
As of June 30, 2025, and December 31, 2024, we had total contract liabilities of $7.0 million and $6.4 million, respectively. Our contract liabilities consist of our customer deposits and deferred revenue as well as deferred revenue net of current portion on our consolidated balance sheets. For the three months ended June 30, 2025, the amount recognized as revenue from the contract liabilities balance as of March 31, 2025, was $2.4 million, while for the three months ended June 30, 2024, the amount recognized as revenue from the contract liabilities balance as of March 31, 2024, was $1.5 million. For the six months ended June 30, 2025, the amount recognized as revenue from the contract liabilities balance as of December 31, 2024, was $3.1 million, while for the six months ended June 30, 2024, the amount recognized as revenue from the contract liabilities balance as of December 31, 2023, was $3.1 million.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Allowance for Credit Losses
Activity related to our allowance for credit losses was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$411	$426	$423	$474
Credit loss expense, net of release of unused allowance	60	1	46	1
Write-offs	(12)	—	(12)	(48)
Foreign currency translation impact	5	(11)	7	(11)
Ending balance	$464	$416	$464	$416
(12)    EARNINGS (LOSS) PER SHARE
The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted average common shares outstanding - basic	12,215,258	12,234,599	12,197,338	12,130,480
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	—	95,681	—	113,809
Weighted average common shares and common share equivalents outstanding - diluted	12,215,258	12,330,280	12,197,338	12,244,289
Average number of potentially dilutive securities excluded from calculation because their effect was anti-dilutive during the period	662,167	599,276	769,896	516,930
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
(14)    STOCK-BASED COMPENSATION PLAN
As of June 30, 2025, we had unvested stock options, restricted stock awards, performance-based restricted stock awards and restricted stock units granted under our stock-based compensation plans. On June 21, 2023, our stockholders approved the InTest Corporation 2023 Stock Incentive Plan (the “2023 Plan”) which replaced the Fourth Amended and Restated 2014 Stock Plan (the “2014 Plan”). No further awards can be granted under the 2014 Plan. The maximum number of shares of common stock available for grant and issuance under the 2023 Plan is (a) 350,000, plus (b) the number of shares of common stock available for issuance under the 2014 Plan on the date the 2023 Plan was approved by stockholders, plus (c) any shares of common stock that are subject to awards granted under the 2014 Plan that expire, are forfeited or canceled or terminate for any other reason on or after the date the 2023 Plan was approved by stockholders, without the issuance of shares. The number of shares available to be issued under the 2023 Plan as of the

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
date of its approval was 1,117,942. Consistent with prior years’ performance-based awards, we reserve additional shares in the event that the performance achieves maximum levels. As a result of current year’s activity with regard to performance-based restricted stock awards (grants and forfeitures), we have 50,113 shares reserved in aggregate for performance in excess of target as of June 30, 2025. As of June 30, 2025, the remaining authorization for issue under the 2023 Plan was 436,980.
The following table summarizes the compensation expense we recorded during the three and six months ended June 30, 2025 and 2024, related to unvested restricted stock, performance-based restricted stock awards, restricted stock units and stock options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Cost of revenues	$45	$37	$83	$68
Selling expense	19	14	32	25
Engineering and product development expense	10	8	(1)	12
General and administrative expense	361	505	744	808
	$435	$564	$858	$913
As of June 30, 2025, total compensation expense to be recognized in future periods was $4.6 million. The weighted average period over which this expense is expected to be recognized was 2.8 years. There was no compensation expense capitalized in the three and six months ended June 30, 2025 or 2024.
Stock Options
The fair value for stock options granted during the six months ended June 30, 2025 and 2024 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended
	June 30,
	2025	2024
Risk-free interest rate	4.28%	3.98%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.59	.57
Weighted average expected life of stock options (years)	6.25	6.25
The following table summarizes the activity related to stock options for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2025	602,593	$10.92
Granted	310,086	7.74
Exercised	(4,925)	3.69
Forfeited	(23,188)	10.78
Options outstanding, June 30, 2025	884,566	$9.85	7.8	$112
Exercisable	399,536	$10.55	6.3	$112
Expected to vest	485,030	$9.27	9.1	$—

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The table below summarizes certain additional information with respect to our options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per option amounts)	2025	2024	2025	2024
Weighted average grant date fair value per option	$—	$—	$4.61	$6.55
Aggregate intrinsic value of options exercised	$—	$—	$22	$40
Restricted Stock Awards
The following table summarizes the activity related to unvested restricted stock awards for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2025	119,833	$11.92
Granted	85,098	7.74
Vested	(46,474)	11.76
Forfeited	(9,169)	10.69
Unvested shares outstanding, June 30, 2025	149,288	$9.67
Additional information about our restricted stock awards is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Aggregate market value of RSA’s vested	$94	$89	$344	$435
Performance-Based Restricted Stock Awards
On January 16, 2024, the newly appointed president of our Process Technologies segment received performance-based restricted stock awards totaling 8,231 shares valued at $0.1 million as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on January 16, 2024. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for specified time periods. As of June 30, 2025, we have estimated that these shares will vest at 100% of the original amount.
On March 6, 2024, our CEO, CFO and the Division Presidents of our three operating segments received restricted stock awards totaling 33,539 shares valued at $0.4 million as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 6, 2024. The final vesting percentage will be based on the achievement of certain performance metrics related to adjusted EBITDA for the year ended December 31, 2026, as determined by the Compensation Committee of our Board of Directors. At June 30, 2025, we have estimated that these shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.
On March 17, 2025, our CEO, CFO and the Division Presidents of our three operating segments received restricted stock awards totaling 49,098 shares valued at $0.4 million as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 17, 2025. The final vesting percentage will be based on the achievement of certain performance metrics related to the percentage of revenue received by us generated by recurring revenue streams for the year ended December 31, 2027, as determined by the Compensation Committee of our Board of Directors. At June 30, 2025, we have estimated that these

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.
On October 1, 2021, we granted 5,000 shares of performance-based stock awards to a member of senior management with a vesting date of January 1, 2025. The performance criteria was based on the achievement of certain financial metrics. The probability of achievement was 0% as of December 31, 2024, and on January 1, 2025, none of the performance criteria were achieved, therefore, these performance-based stock awards were forfeited.
On March 9, 2022, our CEO and CFO were granted performance-based stock awards totaling 20,493 shares. The performance criteria was based on the achievement of certain performance metrics including compound annual revenue growth rate. The probability of achievement was 0% as of December 31, 2024, and on March 9, 2025, none of the performance criteria were achieved, therefore, these performance-based stock awards were forfeited.
On March 8, 2023, our CEO, CFO and certain other members of our senior management received performance-based restricted stock awards, of which 16,605 remained as of June 30, 2025. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on March 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics related to consolidated revenue for specified time periods as determined by the Compensation Committee of our Board of Directors. During the second quarter of 2025, we reduced this estimate from 50% to 0% based on our current projections for the performance metrics for the relevant measurement period. The adjustment for this award was insignificant and recorded in general and administrative expense in our statements of operations.
On June 11, 2025, the president of our Environmental Technologies segment terminated employment with us. He had performance-based stock awards of 5,081 shares granted on May 8, 2023, 2,942 shares granted on March 6, 2024 and 4,307 shares granted on March 17, 2025. The probability of achievement of the May 8, 2023 award was 50% as of March 31, 2025, while the March 6, 2024 and March 17, 2025 awards remained at 100% as of March 31, 2025. Due to the termination, none of the performance criteria were achieved and therefore, 12,330 performance-based stock awards were forfeited.
The following table summarizes the activity related to unvested performance-based restricted stock awards for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2025	88,949	$12.53
Granted	49,098	7.74
Vested	—	—
Forfeited	(37,823)	11.48
Unvested shares outstanding, June 30, 2025	100,224	$10.58
Additional information about our performance-based restricted stock awards is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Aggregate market value of PSA’s vested	$—	$—	$—	$117

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Restricted Stock Units
We began issuing restricted stock units to certain employees in 2025. The following table summarizes the activity related to unvested restricted stock awards for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2025	—	$—
Granted	61,091	7.98
Vested	—	—
Forfeited	—	—
Unvested shares outstanding, June 30, 2025	61,091	$7.98
No RSUs vested during the six months ended June 30, 2025.
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
The activity in our ESPP was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands except shares)	2025	2024	2025	2024
Shares purchased	4,592	4,483	9,966	8,587
Total cost of shares	$28	$38	$60	$84
Total discount (compensation expense)	$5	$7	$11	$15
The per share prices related to the ESPP purchases were as follows:

	Closing Market Price	Purchase Price
June 30, 2025	$7.28	$6.19
March 31, 2025	6.99	5.94
June 30, 2024	9.88	8.40
March 31, 2024	13.25	11.26

(16)    RESTRUCTURING
On February 25, 2025, we notified employees of our wholly-owned subsidiary, Videology Imaging Corporation, of our intention to consolidate all operations in the Netherlands into our facility located in Mansfield, Massachusetts (the

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
On June 11, 2025, we transitioned leadership of our Environmental Technologies segment (the “Environmental Transition”), appointing a new President. We incurred severance and payroll related costs for the outgoing President related to the Environmental Transition.
As a result of these two actions, we expect to incur cash charges for severance and other one-time termination benefits of $425 thousand. In addition, we expect to incur cash charges for other costs related to the facility consolidation, including moving costs, costs associated with the termination of the Netherlands facility lease and other consolidation costs, ranging from $200 thousand to $300 thousand.
We have recognized restructuring expenses related to these actions as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2025
Videology Consolidation:
Severance	$—	$237
Retention	60	79
Payroll taxes and payroll related	12	63
Other	12	18
Total Process Technologies restructuring charges	84	397
Corporate portion of action charges	52	52
Total Videology Consolidation restructuring charges	$136	$449

Environmental Transition:
Severance	$70	$70
Payroll taxes and payroll related	6	6
Total Environmental Technologies restructuring charges	76	76
Corporate portion of action charges	4	4
Total Environmental Transition restructuring charges	$80	$80

Total consolidated restructuring charges	$216	$529

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our restructuring accrual is included as a component of accrued expenses and other current liabilities:

Six Months Ended
(in thousands)	June 30, 2025
Beginning balance	$—
Charges	529
Cash payments	(36)
Impact of foreign currency translation adjustments	30
Ending balance	$523

(17)    EMPLOYEE BENEFIT PLANS
The InTest Corporation Incentive Savings Plan is a defined contribution 401(k) plan for our employees who work in the U.S. (the “InTest Savings Plan”). As of June 30, 2025, all permanent employees of Acculogic Ltd, Ambrell®, InTest Corporation, InTest EMS LLC, Temptronic Corporation and Videology®, who are at least 18 years of age, are eligible to participate in the InTest Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5 thousand. Employer contributions vest ratably over four years. Matching contributions are discretionary.
We recorded expense for matching contributions as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Discretionary employer matching contributions	$205	$219	$564	$608
Employees of Alfamation™ in Italy are entitled to Trattamento di Fine Rapporto (“TFR”), commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The expense is recognized in personnel costs in our consolidated statements of operations and the required accrual is included in Other Liabilities on our consolidated balance sheets. At June 30, 2025, the amount recorded in other liabilities for TFR was $1.6 million.
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

	Three Months Ended June 30, 2025
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$13,733	$7,215	$7,182	$—	$28,130
Cost of revenue	7,418	4,534	4,205	—	16,157
Other divisional costs	4,755	2,070	2,578	—	9,403
Division operating income (loss)	1,560	611	399	—	2,570
Acquired intangible amortization				850	850
Restructuring costs				216	216
Corporate expenses				2,431	2,431
Operating (loss) income	1,560	611	399	(3,497)	(927)
Interest expense				(119)	(119)
Other income				463	463
(Loss) earnings before income tax (benefit) expense	$1,560	$611	$399	$(3,153)	$(583)

Supplemental Disclosures:
Depreciation	$152	$62	$61	$39	$314
Stock-based compensation	86	81	68	200	435
Capital expenditures	63	24	9	366	462
Total assets	$76,259	$21,944	$49,975	$1,475	$149,653

	Three Months Ended June 30, 2024
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$16,159	$8,273	$9,559	$—	$33,991
Cost of revenue	9,462	5,016	5,716	—	20,194
Other divisional costs	4,954	2,264	2,873	—	10,091
Division operating income (loss)	1,743	993	970	—	3,706
Acquired intangible amortization				897	897
Corporate expenses				2,473	2,473
Operating income (loss)	1,743	993	970	(3,370)	336
Interest expense				(253)	(253)
Other income				213	213
Earnings (loss) before income tax expense (benefit)	$1,743	$993	$970	$(3,410)	$296

Supplemental Disclosures:
Depreciation	$154	$80	$100	$22	$356
Stock-based compensation	53	48	52	411	564
Capital expenditures	106	122	17	71	316
Total assets	$81,668	$21,827	$55,460	$1,599	$160,554

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended June 30, 2025
($ in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$26,992	$13,483	$14,292	$—	$54,767
Cost of revenue	14,731	8,697	8,310	—	31,738
Other divisional costs	10,020	4,430	5,376	—	19,826
Division operating income (loss)	2,241	356	606	—	3,203
Acquired intangible amortization				1,663	1,663
Restructuring costs				529	529
Corporate expenses				4,819	4,819
Operating (loss) income	2,241	356	606	(7,011)	(3,808)
Interest expense				(271)	(271)
Other income				707	707
(Loss) earnings before income tax expense	$2,241	$356	$606	$(6,575)	$(3,372)

Supplemental Disclosures:
Depreciation	$306	$127	$123	$74	$630
Stock-based compensation	140	49	120	549	858
Capital expenditures	197	106	15	373	691
Total assets	$76,259	$21,944	$49,975	$1,475	$149,653

	Six Months Ended June 30, 2024
($ in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$27,275	$15,101	$21,439	$—	$63,815
Cost of revenue	15,008	9,549	12,385	—	36,942
Other divisional costs	8,711	4,544	6,123	—	19,378
Division operating income	3,556	1,008	2,931	—	7,495
Acquired intangible amortization				1,492	1,492
Corporate expenses				5,175	5,175
Operating income (loss)	3,556	1,008	2,931	(6,667)	828
Interest expense				(393)	(393)
Other income				648	648
Earnings (loss) before income tax expense	$3,556	$1,008	$2,931	$(6,412)	$1,083

Supplemental Disclosures:
Depreciation	$242	$144	$200	$43	$629
Stock-based compensation	106	86	34	687	913
Capital expenditures	142	351	87	76	656
Total assets	$81,668	$21,827	$55,460	$1,599	$160,554

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Revenue:
U.S.	$12,372	$14,423	$25,038	$24,900
Foreign	15,758	19,568	29,729	38,915
	$28,130	$33,991	$54,767	$63,815

(in thousands)	June 30, 2025	December 31, 2024
Property and equipment:
U.S.	$2,113	$2,280
Foreign	2,564	2,177
	$4,677	$4,457

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risk Factors and Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q for the period ended June 30, 2025 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, projections of revenue, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, that are based on management’s current expectations and estimates. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “could,” “will,” “plans,” “depending,” “seeking,” “anticipates,” “goal,” “objective,” “target,” “estimates,” “future,” “strategy,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current expectations and estimates. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:
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
•changes in U.S. and/or foreign trade policy and/or general economic conditions both domestically and globally; and
•other risk factors included in “Part II; Item 1A. Risk Factors” in this Report and in “Part I; Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).
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
Known Trends
Debt Covenants
As noted in “Part I; Item 1; Financial Statements; Notes to Consolidated Financial Statements; Note (10) Debt,” our Loan Agreement with M&T Bank (“M&T”) contains financial covenants, including a fixed charge coverage ratio of not less than 1.25 to 1.0. At June 30, 2025, we were in compliance with all of the covenants included in the Loan Agreement except for the fixed charge coverage ratio, which was 0.80 to 1.0.
The fixed charge coverage ratio is calculated over the trailing twelve months, so the net loss reported in the first and second quarters will impact our ability to meet this covenant in future periods notwithstanding our strong cash position. On August 5, 2025, we executed the Sixth Amendment to the Loan Agreement, which formally waives the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. During the period of this waiver we are required to request consent from M&T if we wish to utilize our Revolving Facility and we formally pledged a portion of our cash holdings equal to our total open debt with M&T. At June 30, 2025 we were holding $5.9 million of total debt with M&T.
Tariffs
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

Acculogic Inc. (“Acculogic”) has historically purchased certain parts from a key sole-source supplier in Belarus, which is bordered by Russia to the east and northeast and Ukraine to the south. As a result of the ongoing war between Russia and Ukraine, in August 2024, the United States, Canada and the European Union added additional sanctions on Belarus, which included adding this supplier to a list of prohibited entities. We have not received materials from this supplier since the issuance of Executive Order 14038. During the first half of 2025, the majority of our remaining supply of these materials was depleted.
We have qualified a new supplier for these materials and have a new supply of these materials on hand. Our first system incorporating these new materials shipped to one of our customers at the end of the second quarter 2025.
Additionally, we have applied to the Office of Foreign Asset Control (“OFAC”) to obtain permission for additional purchases from the Belarus supplier through December 31, 2025, but have not yet received the Office’s response and are uncertain of when that response may be received. We also applied to Global Affairs Canada for similar permission, now that this supplier has been placed on a restricted parties list in Canada, as well. A significant portion of the additional purchases from the Belarus supplier are intended to support spare parts used for repairs and warranty claims for the existing units already in service with our customers. Those specific parts from the new supplier are not compatible with those existing units. There can be no assurance that we will be granted a license by OFAC or Global Affairs Canada in a timely manner or at all, or that if granted a license by OFAC or Global Affairs Canada that such supplier in Belarus will be willing or able to provide these parts on reasonable commercial terms or at all.
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
Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2025, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in “Part I; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Estimates” in our 2024 Form 10-K.
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

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024
Revenue

	Three Months Ended
	June 30,		Change
(in thousands except percentages)	2025	2024	$	%
Electronic Test	$13,733	$16,159	$(2,426)	(15.0)%
Environmental Technologies	7,215	8,273	(1,058)	(12.8)%
Process Technologies	7,182	9,559	(2,377)	(24.9)%
Total revenue	$28,130	$33,991	$(5,861)	(17.2)%
The following table sets forth, for the periods indicated, a breakdown of revenue by market:

	Three Months Ended
					Change				Change
	June 30,		June 30,				March 31,
(in thousands except percentages)	2025		2024		$	%	2025		$	%
Revenue
Semi	$10,192	36.2%	$10,124	29.8%	$68	0.7%	$8,995	33.8%	$1,197	13.3%
Auto/EV	5,862	20.8%	10,735	31.6%	(4,873)	(45.4)%	5,959	22.4%	(97)	(1.6)%
Defense/aerospace	3,578	12.7%	3,682	10.8%	(104)	(2.8)%	2,828	10.6%	750	26.5%
Industrial	3,786	13.5%	3,415	10.0%	371	10.9%	3,021	11.3%	765	25.3%
Life Sciences	1,386	4.9%	2,194	6.5%	(808)	(36.8)%	1,688	6.3%	(302)	(17.9)%
Safety/Security	898	3.2%	792	2.3%	106	13.4%	564	2.1%	334	59.2%
Other	2,428	8.6%	3,049	9.0%	(621)	(20.4)%	3,582	13.4%	(1,154)	(32.2)%
	$28,130	100.0%	$33,991	100.0%	$(5,861)	(17.2)%	$26,637	100.0%	$1,493	5.6%
*     Percentages may not add up due to rounding
Compared with the prior-year period, revenue for the second quarter was down primarily from auto/EV as well as life sciences, other and defense/aerospace. This was partially offset by nominal increases in industrial, safety/security and semi. Sequentially, revenue increased compared with the trailing first quarter, due primarily to increases in semi, industrial and defense/aerospace, offset partially by a decline in other markets.
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

The following table sets forth, for the periods indicated, a breakdown of the orders received by market:

	Three Months Ended
					Change				Change
(in thousands except percentages)	June 30, 2025		June 30, 2024		$	%	March 31, 2025		$	%
Orders
Semi	$7,292	26.3%	$11,026	42.1%	$(3,734)	(33.9%)	$9,640	38.0%	$(2,348)	(24.4%)
Auto/EV	7,066	25.5%	4,721	18.0%	2,345	49.7%	5,061	20.0%	2,005	39.6%
Defense/aerospace	2,499	9.0%	2,665	10.2%	(166)	(6.2%)	2,083	8.2%	416	20.0%
Industrial	4,680	16.9%	3,485	13.3%	1,195	34.3%	4,551	18.0%	129	2.8%
Life Sciences	2,863	10.3%	1,025	3.9%	1,838	179.3%	1,232	4.9%	1,631	132.4%
Safety/Security	1,173	4.2%	81	0.3%	1,092	n/m	675	2.7%	498	n/m
Other	2,186	7.9%	3,179	12.1%	(993)	(31.2%)	2,107	8.3%	79	3.7%
	$27,759	100.0%	$26,182	100.0%	$1,577	6.0%	$25,349	100.0%	$2,410	9.5%
*     Percentages may not add up due to rounding
n/m    Not meaningful
Compared with the prior-year period, orders for the second quarter increased in auto/EV, life sciences, industrial and safety/security while orders declined in semi, other and defense/aerospace.
Sequentially, while overall orders increased, there remains economic uncertainty, especially in the semi market where orders declined $2.3 million.
At June 30, 2025, our backlog of unfilled orders for all products was $37.9 million compared to $47.7 million at June 30, 2024, and $38.2 million at December 31, 2024. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in the next twelve months. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.
Gross Margin

	Three Months Ended
	June 30,		Change
(in thousands except percentages)	2025	2024	$	%
Gross profit	$11,973	$13,797	$(1,824)	(13.2)%
Gross margin	42.6%	40.6%
Gross margin improved 200 basis points in the three months ended June 30, 2025, compared to the same prior year period due to improved favorable product sales mix along with our cost reduction initiatives.

Selling Expense

	Three Months Ended
	June 30,		Change
(in thousands except percentages)	2025	2024	$	%
Selling expense	$3,829	$4,105	$(276)	(6.7)%
Percentage of revenue	13.6%	12.1%
Selling expense for the three months ended June 30, 2025, declined slightly compared to the prior year period, but not at the rate of the revenue decline. Sales commissions, payroll and payroll related costs decreased, however, we recognized an increase in warranty expense compared to the prior year period.
Engineering and Product Development Expense

	Three Months Ended
	June 30,		Change
(in thousands except percentages)	2025	2024	$	%
Engineering and product development expense	$2,245	$2,218	$27	1.2%
Percentage of revenue	8.0%	6.5%
Engineering and product development expense for the three months ended June 30, 2025, increased nominally compared to the prior year period.
General and Administrative Expense

	Three Months Ended
	June 30,		Change
(in thousands except percentages)	2025	2024	$	%
General and administrative expense	$5,760	$6,241	$(481)	(7.7)%
Percentage of revenue	20.5%	18.4%
General and administrative expense for the three months ended June 30, 2025, decreased compared to the prior year period. The decline was due primarily to decreases in acquisition-related costs, decreases in stock-based compensation related to a decreased probability for the achievement of certain performance targets related to performance stock awards, and decreases in payroll and payroll related costs. Early in 2025 we also refocused on controlling discretionary spending and reducing non-strategic expenses. During the first quarter of 2025, we disaggregated the amortization of intangible assets and restructuring costs from general and administrative expenses in all periods presented.
Amortization of Acquired Intangible Assets

	Three Months Ended
	June 30,		Change
(in thousands except percentages)	2025	2024	$	%
Amortization of acquired intangible assets	$850	$897	$(47)	(5.2)%
Percentage of revenue	3.0%	2.6%
Amortization of acquired intangible assets for the three months ended June 30, 2025, decreased compared to the prior year period due to the declining pattern of benefit for the assets, offset partially by the impact of changes in foreign exchange rates.

Restructuring Costs

	Three Months Ended
	June 30,		Change
(in thousands except percentages)	2025	2024	$	%
Restructuring costs	$216	$—	$216	n/a
Percentage of revenue	0.8%	—%
Restructuring costs for the three months ended June 30, 2025, represent the costs recognized for the Videology Consolidation of the Netherlands operations into our US operations in Mansfield, MA as well as the leadership transition in our Environmental Technologies division. These costs were for severance and retention accruals along with the payroll-related costs. See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note (16) Restructuring” for further details. There were no restructuring programs in the prior year period.
Income Tax (Benefit) Expense

	Three Months Ended
	June 30,		Change
(in thousands except percentages)	2025	2024	$	%
Income tax (benefit) expense	$(80)	$66	$(146)	(221.2)%
Effective tax rate	13.7%	22.3%
On a quarterly basis, we record income tax (benefit) or expense based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. For the three months ended June 30, 2025, we recorded a tax benefit based on our pre-tax loss and expected annualized rate, whereas in the comparable period we reported pre-tax income. There were no unusual tax adjustments recorded in either period.
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
Revenue

	Six Months Ended
	June 30,		Change
(in thousands except percentages)	2025	2024	$	%
Electronic Test	$26,992	$27,275	$(283)	(1.0)%
Environmental Technologies	13,483	15,101	(1,618)	(10.7)%
Process Technologies	14,292	21,439	(7,147)	(33.3)%
Total revenue	$54,767	$63,815	$(9,048)	(14.2)%

The following table sets forth, for the periods indicated, a breakdown of revenue by market:

	Six Months Ended
					Change
	June 30,		June 30,
(in thousands except percentages)	2025		2024		$	%
Revenue
Semi	$19,187	35.0%	$25,091	39.3%	$(5,904)	(23.5)%
Auto/EV	11,821	21.6%	14,693	23.0%	(2,872)	(19.5)%
Defense/aerospace	6,406	11.7%	6,921	10.8%	(515)	(7.4)%
Industrial	6,807	12.4%	7,602	11.9%	(795)	(10.5)%
Life Sciences	3,074	5.6%	2,847	4.5%	227	8.0%
Safety/Security	1,462	2.7%	1,333	2.1%	129	9.7%
Other	6,010	11.0%	5,328	8.3%	682	12.8%
	$54,767	100.0%	$63,815	100.0%	$(9,048)	(14.2)%
*     Percentages may not add up due to rounding
Compared with the prior-year period, revenue for the six months ended June 30, 2025 was down led by declines in semi, auto/EV, industrial and defense/aerospace. This was partially offset by smaller increases in other markets, life sciences and safety/security.
Orders
The following table sets forth, for the periods indicated, a breakdown of the orders received by market:

	Six Months Ended
					Change
(in thousands except percentages)	June 30, 2025		June 30, 2024		$	%
Orders
Semi	$16,932	31.9%	$21,279	43.4%	$(4,347)	(20.4%)
Auto/EV	12,127	22.8%	8,762	17.9%	3,365	38.4%
Defense/aerospace	4,582	8.6%	5,349	10.9%	(767)	(14.3%)
Industrial	9,231	17.4%	6,578	13.4%	2,653	40.3%
Life Sciences	4,095	7.7%	1,723	3.5%	2,372	137.7%
Safety/Security	1,848	3.5%	121	0.2%	1,727	n/m
Other	4,293	8.1%	5,169	10.6%	(876)	(16.9%)
	$53,108	100.0%	$48,981	100.0%	$4,127	8.4%
*     Percentages may not add up due to rounding
n/m    Not meaningful
Compared with the prior-year period, orders for the six months ended June 30, 2025 increased reflecting strength in auto/EV, industrial, life sciences and safety/security. Within semi, orders from both front and back-end were down compared to the prior year period as demand remains low.

Gross Margin

	Six Months Ended
	June 30,		Change
(in thousands except percentages)	2025	2024	$	%
Gross profit	$23,029	$26,873	$(3,844)	(14.3)%
Gross margin	42.0%	42.1%
Gross margin declined 10 basis points in the six months ended June 30, 2025, compared to the same prior year period due to the absorption of fixed costs on lower volumes offset partly by cost reduction initiatives. The current year period also includes the full six months impact of Alfamation™ activity.
Selling Expense

	Six Months Ended
	June 30,		Change
(in thousands except percentages)	2025	2024	$	%
Selling expense	$8,376	$8,695	$(319)	(3.7)%
Percentage of revenue	15.3%	13.6%
Selling expense for the six months ended June 30, 2025, declined slightly compared to the prior year period, but not at the rate of the revenue decline. Sales commissions, payroll, payroll related costs and advertising decreased, however, we recognized an increase in warranty expense compared to the prior year period. The full six month impact of Alfamation™ was inconsequential.
Engineering and Product Development Expense

	Six Months Ended
	June 30,		Change
(in thousands except percentages)	2025	2024	$	%
Engineering and product development expense	$4,693	$4,200	$493	11.7%
Percentage of revenue	8.6%	6.6%
Engineering and product development expense for the six months ended June 30, 2025, increased compared to the prior year period due to payroll and payroll related cost increases and the full six month impact of Alfamation™.
General and Administrative Expense

	Six Months Ended
	June 30,		Change
(in thousands except percentages)	2025	2024	$	%
General and administrative expense	$11,576	$11,658	$(82)	(0.7)%
Percentage of revenue	21.1%	18.3%
General and administrative expense for the six months ended June 30, 2025, decreased compared to the prior year period due primarily to decreases in acquisition-related costs and bonus expense. Early in 2025 we also refocused on controlling discretionary spending and reducing non-strategic expenses. During the first quarter of 2025, we disaggregated the amortization of intangible assets and restructuring costs from general and administrative expenses in all periods presented.

Amortization of Acquired Intangible Assets

	Six Months Ended
	June 30,		Change
(in thousands except percentages)	2025	2024	$	%
Amortization of acquired intangible assets	$1,663	$1,492	$171	11.5%
Percentage of revenue	3.0%	2.3%
Amortization of acquired intangible assets for the six months ended June 30, 2025, increased compared to the prior year period due to the full six months impact of the additional finite-lived intangible assets acquired in the Alfamation™ acquisition.
Restructuring Costs

	Six Months Ended
	June 30,		Change
(in thousands except percentages)	2025	2024	$	%
Restructuring costs	$529	$—	$529	n/a
Percentage of revenue	1.0%	—%
Restructuring costs for the six months ended June 30, 2025, represent the costs recognized for the Videology Consolidation of the Netherlands operations into our US operations in Mansfield, MA as well as the leadership transition in our Environmental Technologies division. These costs were for severance and retention accruals along with the payroll-related costs. See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note (16) Restructuring” for further details. There were no restructuring programs in the prior year period.
Income Tax (Benefit) Expense

	Six Months Ended
	June 30,		Change
(in thousands except percentages)	2025	2024	$	%
Income tax (benefit) expense	$(540)	$191	$(731)	(382.7)%
Effective tax rate	16.0%	17.6%
On a quarterly basis, we record income tax (benefit) or expense based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. For the six months ended June 30, 2025, we recorded a tax benefit based on our pre-tax loss and expected annualized rate, whereas in the comparable period we reported pre-tax income. There were no unusual tax adjustments recorded in either period.
Liquidity and Capital Resources
As discussed more fully in the “Overview” section above, our business and results of operations are substantially dependent upon the demand for ATE and wafer production equipment by semiconductor manufacturers and companies that specialize in the testing of ICs. The cyclical and volatile nature of demand for this equipment makes estimates of future revenues, results of operations and net cash flows difficult.
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
At June 30, 2025, we have not borrowed any amounts under the $10.0 million Revolving Facility. Our borrowings under the Term Note are discussed below and our available drawing capacity under the Term Note at June 30, 2025, was $30.0 million. The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Loan Agreement are secured by liens on substantially all of our tangible and intangible assets. At June 30, 2025, we were in compliance with all of the covenants included in the Loan Agreement, except for the fixed charge coverage ratio financial covenant which was 0.80 to 1.0 for the quarter ended June 30, 2025.
On August 5, 2025, we executed the Sixth Amendment to the Loan Agreement, which formally waives the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. During the period of this waiver we are required to request consent from M&T if we wish to utilize our Revolving Facility and we formally pledged a portion of our cash holdings equal to our total open debt with M&T. At June 30, 2025 we were holding $5.9 million of total debt with M&T.
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
On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At June 30, 2025, it was 6.6% based on current leverage.
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
At June 30, 2025, Alfamation™’s debt was valued at $4.2 million, including $0.7 million that is backed by Alfamation™’s accounts receivable. The reduction since the acquisition date represents repayments of short-term instruments and principal payments on long-term debt, net of new borrowings that are backed by Alfamation™’s accounts receivable. The short-term variable financing rate at June 30, 2025, was 3.1%. At June 30, 2025, the weighted average interest rate payable on the bank issued term loans was 1.1% for fixed rate debt and 3.7% for variable rate debt and the overall weighted average interest rate for the bank issued term loans was 3.2%.
Total interest expense for the six months ended June 30, 2025 and 2024, related to our various debt arrangements was $0.3 million and $0.4 million, respectively.

Liquidity
Our cash and cash equivalents and working capital were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$19,248	$19,830
Working capital	$43,889	$46,864
As of June 30, 2025, $8.6 million, or 45%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our Revolving Facility is discussed in “Note (10) Debt” to our consolidated financial statements in this Report.
Our material short-term cash requirements include payments due under our various lease agreements, recurring payroll and benefits obligations to our employees, purchase commitments for materials that we use in the products we sell and principal and interest payments on our debt. We estimate that our short-term working capital requirements currently range between $8.0 million and $10.0 million. We expect our current cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations to be sufficient to support these additional investments as well as our current short-term cash requirements. As discussed above in “Credit Facility” and in “Note (10) Debt”, on August 5, 2025 we formally pledged a portion of our cash holdings equal to our total open debt with M&T. At June 30, 2025 we were holding $5.9 million of total debt with M&T.
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
Cash Flows
Operating Activities: Net cash provided by operating activities for the six months ended June 30, 2025, was $4.8 million, an increase of $7.9 million compared to the prior year period. The increase was driven primarily by decreased revenues and collections of our accounts receivable, offset partially by the decrease in net earnings from the comparative period as a result of the net loss during the six months ended June 30, 2025, and increases in prepaids and other assets. Non-cash adjustments to net (loss) earnings increased primarily due to increased depreciation and amortization resulting from the full six month impact of Alfamation™.
Investing Activities: Net cash used in investing activities for the six months ended June 30, 2025, was $0.7 million, a decreased usage of $18.7 million compared to the prior year period. During the six months ended June 30, 2024, we used $18.7 million of cash to acquire Alfamation™, whereas in the current year period we did not have any acquisitions. Capital expenditures for property and equipment were consistent in both periods.
Financing Activities: Net cash used in financing activities for the six months ended June 30, 2025, was $5.6 million, an increased usage of $3.8 million compared to the prior year period. The increase is due to the repayments of short-term borrowings used in the Alfamation™ operations along with repayments of our long-term debt.
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

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the three months ended June 30, 2025, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.
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
At December 31, 2024, we were in compliance with all of the covenants included in our Loan Agreement. At June 30, 2025, we were in compliance with all of the covenants included in the Loan Agreement, except for the fixed charge coverage ratio financial covenant which was 0.80 to 1.0 for the quarter ended June 30, 2025. On August 5, 2025, we executed the Sixth Amendment to the Loan Agreement, which formally waives the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. During the period of this waiver we are required to request consent from M&T if we wish to utilize our Revolving Facility and we formally pledged a portion of our cash holdings equal to our total open debt with M&T. At June 30, 2025 we were holding $5.9 million of total debt with M&T. See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note (10) Debt” “Part I; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Credit Facility” in this Report for a discussion of the material terms of our credit facility.
U.S. tariff policies and potential global retaliatory countermeasures could increase our cost, disrupt our supply chain or affect customer purchasing activities, any of which could negatively impact our results of operations.
Changes in U.S. and foreign trade policy, including the imposition of tariffs and other retaliatory trade barriers, could adversely affect our business, financial condition, and results of operations. For example, the continued tariff negotiations have increased certain of our material costs and may force us to seek alternative suppliers or navigate through a period of reduced orders and revenues and/or unprofitability if we are unable to pass cost increases onto customers. For the six months ended June 30, 2025, approximately half of our sales were shipped to customers outside of the United States and thus we are potentially exposed to tariffs. We have seen this continued economic uncertainty result in certain customers delaying purchases to the latter half of the year. Retaliatory tariffs by China and/or other countries could further disrupt our supply chain, reduce demand for our products, or result in lost sales. The unpredictable nature of these trade policies and the potential for further escalation may increase uncertainty and volatility in our industry, which could negatively impact our financial performance.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of our common stock during the three months ended June 30, 2025, including shares of common stock surrendered to us by employees to cover tax withholdings under the net settlement provisions of our restricted stock awards and those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30	1,951	$6.31	—	—
May 1-31	98	$6.41	—
June 1-30	—	$-	—	—
Total	2,049		—
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
There were no repurchases of shares under the Repurchase Plan during the six months ended June 30, 2025. As of June 30, 2025, we had repurchased 141,117 shares under the Repurchase Plan at a fair value of $1.0 million. All of the shares repurchased pursuant to the Repurchase Plan have been retired.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the second quarter ended June 30, 2025, none of the Company's directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.
As further discussed in “Note (10) Debt,” on August 5, 2025, we entered into the Sixth Amendment to the Loan Agreement (the “Sixth Amendment”). Pursuant to the Sixth Amendment our compliance with the Fixed Charge Coverage Ratio (as described in Section 13.2 of the Loan Agreement) is suspended for the periods ending June 30, 2025 through March 31, 2026 (the “Deferment Period”). During the Deferment Period and pursuant to the Sixth Amendment all advances under the Revolving Facility will be made only at M&T’s sole and reasonable discretion. Further, in connection with the Sixth Amendment, we have entered into a Pledge and Assignment of Cash Collateral Account Agreement (the “CCA Agreement”) pursuant to which we have pledged and granted M&T a lien on and a security interest in certain assets, as described in the CCA Agreement, through the expiration of the Deferment Period.

The foregoing descriptions of the July Amendment and CCA Agreement are summaries only and are qualified in all respects by the provisions of the July Amendment and CCA Agreement, copies of which are attached hereto as Exhibit 10.1 and 10.2, respectively.
Item 6.Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1
Sixth Amendment to the Amended and Restated Loan and Security Agreement, dated August 5, 2025, among InTest Corporation, Ambrell Corporation, InTest Silicon Valley Corporation, InTest EMS, LLC, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc., Temptronic Corporation, Alfamation US Inc. and M&T Bank.
†
10.2	Pledge and Assignment of Cash Collateral Account Agreement, dated August 5, 2025, between InTest Corporation and M&T Bank.					†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					†
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					+
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					+
101.INS	Inline XBRL Taxonomy Instance Document					†
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					†
†	Filed herewith
+	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InTest Corporation

Date:	August 7, 2025	/s/ Richard N. Grant, Jr.
Richard N. Grant, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2025	/s/ Duncan Gilmour
Duncan Gilmour
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)