Form 10-Q
period 2025-09-30
INTEST CORP
filed 2025-11-06
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025 or

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
Yes ☐ No ☒
Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on October 31, 2025: 12,483,433

InTest CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.FINANCIAL STATEMENTS
InTest CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,230	$19,830
Restricted cash	4,867	—
Trade accounts receivable, net of allowance for credit losses of $395 and $423, respectively	20,893	29,495
Inventories	28,001	26,837
Prepaid expenses and other current assets	5,101	2,650
Total current assets	75,092	78,812
Property and equipment, net of accumulated depreciation of $9,762 and $8,830, respectively	4,722	4,457
Right-of-use assets, net	9,646	10,767
Goodwill	32,314	30,744
Intangible assets, net	25,670	26,376
Deferred tax assets	—	67
Other assets	833	1,065
Total assets	$148,277	$152,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,533	$7,494
Current portion of operating lease liabilities	2,064	1,989
Accounts payable	7,448	7,991
Customer deposits and deferred revenue	6,559	4,989
Accrued expenses and other current liabilities	9,845	9,485
Total current liabilities	32,449	31,948
Operating lease liabilities, net of current portion	7,902	9,021
Long-term debt, net of current portion	2,336	7,538
Contingent consideration, net of current portion	431	825
Deferred revenue, net of current portion	1,106	1,432
Deferred tax liabilities	436	—
Other liabilities	1,747	1,734
Total liabilities	46,407	52,498
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,564,225 and 12,457,658 shares issued, respectively; 12,482,148 and 12,378,276 shares outstanding, respectively	125	124
Additional paid-in capital	58,994	57,658
Retained earnings	41,317	45,087
Accumulated other comprehensive earnings (loss)	2,393	(2,137)
Treasury stock, at cost; 82,077 and 79,382 shares, respectively	(959)	(942)
Total stockholders’ equity	101,870	99,790
Total liabilities and stockholders’ equity	$148,277	$152,288
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenue	$26,236	$30,272	$81,003	$94,087
Cost of revenue	15,244	16,260	46,982	53,202
Gross profit	10,992	14,012	34,021	40,885

Operating expenses:
Selling expense	3,765	4,281	12,141	12,976
Engineering and product development expense	2,335	2,182	7,028	6,382
General and administrative expense	5,128	6,118	16,704	17,776
Amortization of acquired intangible assets	841	944	2,504	2,436
Restructuring costs	116	—	645	—
Total operating expenses	12,185	13,525	39,022	39,570

Operating (loss) income	(1,193)	487	(5,001)	1,315
Interest expense	(95)	(219)	(366)	(612)
Other income	61	301	768	949

(Loss) earnings before income tax (benefit) expense	(1,227)	569	(4,599)	1,652
Income tax (benefit) expense	(289)	74	(829)	265

Net (loss) earnings	$(938)	$495	$(3,770)	$1,387

(Loss) earnings per common share:
Basic	$(0.08)	$0.04	$(0.31)	$0.11
Diluted	$(0.08)	$0.04	$(0.31)	$0.11

Weighted average common shares outstanding:
Basic	12,208,586	12,189,761	12,201,087	12,150,240
Diluted	12,208,586	12,251,712	12,201,087	12,246,763
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In thousands)
Net (loss) earnings	$(938)	$495	$(3,770)	$1,387

Other comprehensive (loss) earnings
Unrealized loss on interest rate swap agreement	(23)	(95)	(82)	(153)
Foreign currency translation adjustments	(151)	918	4,612	132
Total other comprehensive (loss) earnings	(174)	823	4,530	(21)

Comprehensive (loss) earnings	$(1,112)	$1,318	$760	$1,366
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Stockholders’Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2025	12,457,658	$124	79,382	$(942)	$57,658	$45,087	$(2,137)	$99,790
Comprehensive earnings (loss)	—	—	—	—	—	(2,329)	1,462	(867)
Amortization of stock-based deferred compensation	—	—	—	—	423	—	—	423
Issuance of unvested shares of restricted stock	134,196	1	—	—	(1)	—	—	—
Forfeiture of unvested shares of restricted stock	(27,365)	—	—	—	—	—	—	—
Stock options exercised	4,925	—	—	—	18	—	—	18
Shares issued under Employee Stock Purchase Plan	5,374	—	—	—	36	—	—	36
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	646	(5)	—	—	—	(5)
Balance, March 31, 2025	12,574,788	$125	80,028	$(947)	$58,134	$42,758	$(675)	$99,395
Comprehensive earnings (loss)	—	—	—	—	—	(503)	3,242	2,739
Amortization of stock-based deferred compensation	—	—	—	—	435	—	—	435
Forfeiture of unvested shares of restricted stock	(19,627)	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	4,592	—	—	—	35	—	—	35
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	2,049	(12)	—	—	—	(12)
Balance, June 30, 2025	12,559,753	$125	82,077	$(959)	$58,604	$42,255	$2,567	$102,592
Comprehensive loss	—	—	—	—	—	(938)	(174)	(1,112)
Amortization of stock-based deferred compensation	—	—	—	—	354	—	—	354
Shares issued under Employee Stock Purchase Plan	4,472	—	—	—	36	—	—	36
Balance, September 30, 2025	12,564,225	$125	82,077	$(959)	$58,994	$41,317	$2,393	$101,870
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Stockholders’Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2024	12,241,925	$122	75,758	$(901)	$54,450	$42,196	$414	$96,281
Comprehensive earnings (loss)	—	—	—	—	—	662	(103)	559
Amortization of stock-based deferred compensation	—	—	—	—	349	—	—	349
Issuance of shares in connection with acquisition of Alfamation	187,432	2	—	—	2,084	—	—	2,086
Issuance of unvested shares of restricted stock	138,838	1	—	—	(1)	—	—	—
Forfeitures of unvested shares of restricted stock	(11,200)	—	—	—	—	—	—	—
Stock options exercised	4,925	—	—	—	18	—	—	18
Shares issued under Employee Stock Purchase Plan	4,104	—	—	—	54	—	—	54
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	2,757	(30)	—	—	—	(30)
Balance, March 31, 2024	12,566,024	$125	78,515	$(931)	$56,954	$42,858	$311	$99,317
Comprehensive earnings (loss)	—	—	—	—	—	230	(741)	(511)
Amortization of stock-based deferred compensation	—	—	—	—	564	—	—	564
Stock options exercised	21,155	1	—	—	97	—	—	98
Shares issued under Employee Stock Purchase Plan	4,483	—	—	—	45	—	—	45
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	867	(11)	—	—	—	(11)
Balance, June 30, 2024	12,591,662	$126	79,382	$(942)	$57,660	$43,088	$(430)	$99,502
Comprehensive earnings	—	—	—	—	—	495	823	1,318
Amortization of stock-based deferred compensation	—	—	—	—	537	—	—	537
Stock options exercised	4,000	—	—	—	29	—	—	29
Shares issued under Employee Stock Purchase Plan	4,386	—	—	—	32	—	—	32
Repurchase and retirement of common stock	(141,117)	(2)	—	—	(1,040)	—	—	(1,042)
Forfeitures of unvested shares of restricted stock	(4,974)	—	—	—	—	—	—	—
Balance, September 30, 2024	12,453,957	$124	79,382	$(942)	$57,218	$43,583	$393	$100,376
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(3,770)	$1,387
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	5,009	4,469
Provision for excess and obsolete inventory	583	509
Amortization of deferred compensation related to stock-based awards	1,212	1,450
Deferred income tax expense	546	140
Other non-cash reconciling items	(400)	114
Changes in assets and liabilities:
Trade accounts receivable	9,393	(3,694)
Inventories	(515)	(129)
Prepaid expenses and other current assets	(405)	569
Other assets	(177)	(27)
Operating lease liabilities	(1,536)	(1,173)
Accounts payable	(510)	(1,029)
Customer deposits and deferred revenue	1,206	468
Domestic and foreign income taxes payable	(1,579)	(817)
Deferred revenue, net of current portion	(326)	(123)
Accrued expenses and other liabilities	(394)	(880)
Net cash provided by operating activities	8,337	1,234
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	(18,727)
Purchases of property and equipment	(1,098)	(1,161)
Net cash used in investing activities	(1,098)	(19,888)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings, net of proceeds	(3,852)	(1,856)
Repayments of long-term debt	(3,075)	(5,475)
Repurchases of common stock	—	(1,042)
Proceeds from stock options exercised	18	145
Proceeds from shares sold under Employee Stock Purchase Plan	90	111
Settlement of employee tax liabilities in connection with treasury stock transaction	(17)	(41)
Net cash used in financing activities	(6,836)	(8,158)
Effects of exchange rates on cash	864	(476)
Net cash provided by (used in) all activities	1,267	(27,288)
Cash, cash equivalents and restricted cash at beginning of period	19,830	45,260
Cash, cash equivalents and restricted cash at end of period	$21,097	$17,972

Cash and cash equivalents	$16,230	$17,972
Restricted cash	4,867	—
Total cash, cash equivalents and restricted cash at end of period	$21,097	$17,972

Cash payments for:
Domestic and foreign income taxes, net of receipts	$98	$1,147
Interest	368	634

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equity issued in conjunction with acquisition of business	$—	$2,086
Issuance of unvested shares of restricted stock awards	1,039	1,580
Forfeiture of shares of unvested restricted stock awards	(557)	(200)
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)    NATURE OF OPERATIONS
InTest Corporation (“InTest,” “we,” “our,” “us” and the “Company”), a Delaware corporation headquartered in Mount Laurel, New Jersey, is a global supplier of innovative test and process technology solutions for use in manufacturing and testing across a wide range of markets including Semiconductors (“Semi”), Auto/Electric Vehicle (“EV”), Defense/Aerospace, Industrial, Life Sciences, Safety/Security and Other. We have three operating segments which are also our reportable segments and reporting units: Electronic Test, Environmental Technologies and Process Technologies.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
(b) Reclassifications
Certain prior period presentation and amounts have been reclassified to conform with the current period’s presentation. These consist of:
•aggregating the components of property and equipment on the face of the Consolidated Balance Sheets and disclosing the details in the footnotes
•aggregating accrued wages and benefits, accrued professional fees, accrued sales commissions and other current liabilities into accrued expenses and other current liabilities on the face of the Consolidated Balance Sheets and disclosing the details in the footnotes
•aggregating our restricted certificates of deposit into other assets on the face of the Consolidated Balance Sheets and disclosing the details in the footnotes
•disaggregating amortization of acquired intangible assets from general and administrative expenses on the face of our Consolidated Statements of Operations
•aggregating the net earnings (loss) and other comprehensive earnings (loss) lines into comprehensive earnings (loss) on the face of the Consolidated Statements of Stockholders’ Equity
•aggregating foreign exchange (gain) loss, discount on shares sold under Employee Stock Purchase Plan, proceeds from sales of demonstration equipment, net of gain, into other non-cash reconciling items within adjustments to reconcile net (loss) earnings to cash provided by operating activities on the Consolidated Statements of Cash Flows
•aggregating accrued wages and benefits, accrued professional fees, accrued sales commissions, other current liabilities and other liabilities into accrued and other liabilities within changes in assets and liabilities for cash flows from operating activities on the Consolidated Statements of Cash Flows.
(c) Reportable Segments
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
Our Electronic Test segment sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (original equipment manufacturer (“OEM”) sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. These sales all fall within the ATE sector of the Semi market. With the December 2021 acquisition of Acculogic Inc. and its affiliates

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(“Acculogic”) and the March 2024 acquisition of Alfamation S.p.A. (“Alfamation™”), our Electronic Test segment also sells its products to customers in markets outside the Semi market including the Auto/EV, Defense/Aerospace, Industrial and Life Sciences markets. Our Environmental Technologies segment sells its products to end users and OEMs within the ATE sector of the Semi market. It also sells its products to customers in a variety of other markets other than the Semi market, including the Auto/EV, Defense/Aerospace, Industrial and Life Sciences markets. Our Process Technologies segment sells its products to customers in the wafer production sector within the Semi market. It also sells its products to customers in a variety of other markets other than the Semi market, including the Auto/EV, Defense/Aerospace, Industrial, Life Sciences and Safety/Security markets.
(d) Business Combinations
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
(e) Cash, Cash Equivalents and Restricted Cash
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
Periodically we have restricted cash which represents amounts deposited at our banks to support bank guarantees which certain of our customers require as a condition of paying large deposits on orders they place with us. Typically, the amount of the deposit and related guarantee declines as shipments are made against the order. As a condition of our Sixth Amendment to the Loan Agreement executed on August 5, 2025, as further described in “Note (10) Debt,” we have formally pledged cash holdings equal to our outstanding debt with M&T Bank, which we have presented as restricted cash on the face of our Consolidated Balance Sheet.
(f) Trade Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers’ financial condition. We follow the guidance in Accounting Standards Codification (“ASC”) Topic 326 - Financial Instruments – Credit Losses (“ASC 326”) in developing our estimate of the allowance for credit losses related to our accounts receivable. The allowance for credit losses is our best estimate of the amount of expected credit losses in our existing accounts receivable. In establishing the amount of allowance for credit losses, we consider all information available as of the reporting date including information related to past events, such as historical loss rates and actual incurred losses, as well as current conditions that may indicate future risk of loss and any other factors of which we are aware, that we believe could impact the ultimate collectability of the related receivables in future periods.
Changes to the allowance for credit losses are included as a component of general and administrative expenses. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any significant off-balance sheet credit exposure related to our customers. Cash flows from accounts receivable are recorded in operating cash flows.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(g) Inventories
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
(h) Property and Equipment
Our property and equipment caption includes machinery, equipment and leasehold improvements which are stated at cost, except for machinery and equipment acquired in a business combination, which are stated at fair value at the time of acquisition. As disclosed in “(i) Goodwill, Intangible and Long-Lived Assets,” machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation for machinery and equipment is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset.
(i) Goodwill, Intangible and Long-Lived Assets
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
(j) Fair Value of Financial Instruments
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
Our financial instruments include cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, our credit facility, interest rate swaps and our liabilities for contingent consideration. Our cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses are carried at cost which approximates fair value, due to the short-term nature of those items. Our credit facility and our interest rate swap are discussed further below and in “Note (10) Debt.” Our contingent consideration liabilities are measured at fair value on a recurring basis using Level 3 inputs which are inputs that are unobservable and significant to the overall fair value measurement. These unobservable inputs reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. Changes in the amount of the estimated fair value of the contingent consideration since the acquisition date are recorded as general and administrative expenses in our Consolidated Statement of Operations in the quarter in which they occur. The current

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
portion of our contingent consideration liability is included as a component of accrued expenses and other current liabilities, while the non-current portion is included in other liabilities on our Consolidated Balance Sheets. See “Note (7) Fair Value Measurements” for further disclosures related to the fair value of our liabilities for contingent consideration.
(k) State and Local Grant Funds Received
In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell Corporation (“Ambrell®”), occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $0.6 million to help offset a portion of the cost of the leasehold improvements we made to this facility. In exchange for the funds we received under these agreements, we were required to create and maintain specified levels of employment in this location through various dates ending in 2024. As of December 31, 2024, we met those employment targets as specified in both grant agreements. The remaining proceeds which were no longer subject to repayment were reclassified to deferred grant proceeds and will be amortized to income on a straight-line basis over the current remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our Consolidated Balance Sheets and totaled $0.3 million at September 30, 2025.
(l) Leases
We account for leases in accordance with ASC Topic 842 - Leases (“ASC 842”). We determine if an arrangement is a lease at inception. A lease contract is within scope if the contract has an identified asset (property, plant or equipment) and grants the lessee the right to control the use of the asset during the lease term. The identified asset may be either explicitly or implicitly specified in the contract. In addition, the supplier must not have any practical ability to substitute a different asset and would not economically benefit from doing so for the lease contract to be in scope. The lessee’s right to control the use of the asset during the term of the lease must include the ability to obtain substantially all of the economic benefits from the use of the asset as well as decision-making authority over how the asset will be used. Leases are classified as either operating leases or finance leases based on the guidance in ASC 842. Operating leases are included in operating lease ROU assets and operating lease liabilities in our Consolidated Balance Sheets. We do not currently have any financing leases.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(m) Interest Rate Swap Agreement
We are exposed to interest rate risk on our floating-rate debt. We have entered into an interest rate swap agreement to effectively convert our floating-rate debt to a fixed-rate basis for a portion of our floating rate debt, as discussed further in “Note (7) Fair Value Measurements” and “Note (10) Debt.” The principal objective of this agreement is to eliminate the variability of the cash flows for interest payments associated with a portion of our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with ASC Topic 815 - Derivatives and Hedging. Further, we have determined that this agreement qualifies for the shortcut method of hedge accounting. Our interest rate swap is recorded at fair value as a component of other assets in our Consolidated Balance Sheets. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within Consolidated Statements of Comprehensive Earnings (Loss) and are amortized to interest expense over the term of the related debt. We recognize the change in the fair value of the interest rate swap as a component of the change in other assets in our Consolidated Statements of Cash Flows.
(n) Revenue Recognition
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
As discussed above, we follow the guidance in ASC 326 in developing our estimate of the allowance for credit losses related to our accounts receivable. The allowance for credit losses is our best estimate of the amount of expected credit losses in our existing accounts receivable. We monitor the collectability of accounts receivable on an ongoing basis and record charges for credit loss expense in the period when we determine that a loss is expected to occur based on our assessment.
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
See “Note (11) Revenue From Contracts With Customers” and “Note (18) Segment and Geographic Area Information” for further information about our revenue from contracts with customers.
(o) Earnings (Loss) Per Common Share
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
(p) Stock-Based Compensation
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
From time to time, as restricted stock awards vest, certain employees surrender their vested shares to satisfy their tax liability on vesting. The fair value of those shares on the vesting date are then used by us to pay those employees’ tax obligations. The shares surrendered are reported as treasury stock in our Consolidated Statements of Stockholders’ Equity.
See further disclosures related to our stock-based compensation plans in “Note (14) Stock-Based Compensation Plan.”
(q) Foreign Currency
For our foreign subsidiaries whose functional currencies are not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings in our Consolidated Statements of Stockholders’ Equity. Transaction gains or losses are included in net earnings. For the nine months ended September 30, 2025 and 2024, our net foreign currency transaction gains were immaterial.
(r) Income Taxes
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Recognition and measurement of uncertain tax positions in our financial statements involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the Consolidated Statements of Operations.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”), enacting a broad range of tax reform provisions, including extending and modifying certain domestic and international Tax Cut & Jobs Act provisions and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. Only certain provisions will have current-year financial reporting implications due to varying effective dates and discretionary elections. We do not anticipate any material impact from the adoption of OBBBA to our Consolidated Financial Statements.
(s) Restructuring and Other Charges
In accordance with the guidance in ASC Topic 420 - Exit or Disposal Cost Obligations, we recognize a liability for restructuring costs at fair value only when the liability is incurred. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Depending on the timing of the termination dates, these charges may be recognized upon notification or ratably over the remaining required service period of the employees. Plans to consolidate excess facilities may result in lease termination fees and impairment charges related to our ROU assets that are associated with the leases for these facilities. Other long-lived assets that may be impaired as a result of restructuring consist of property and equipment, goodwill and intangible assets. Asset impairment charges included in restructuring and other charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset, and, in the case of our ROU assets, would include estimated future sublease rental income, if applicable. These estimates are derived using the guidance in ASC 842, ASC 350 and ASC Topic 360 - Property, Plant and Equipment.
(t) Effect of Recently Adopted Amendments to Authoritative Accounting Guidance
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which amends the guidance for disclosures for reportable segments. ASU 2023-07 introduced new requirements to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extends certain annual disclosures to interim periods, clarifies that single reportable segment entities must apply ASC 280 – Segment Reporting in its entirety, permits more than one measure of segment profit or loss to be reported under certain conditions, and requires disclosure of the title and position of the CODM. Our adoption of ASU 2023-07 had no impact on our Consolidated Financial Statements. We have retrospectively applied the amendments to our interim footnote disclosures beginning January 1, 2025, as permitted.
(u) Effect of Recently Issued Amendments to Authoritative Accounting Guidance Not Yet Adopted
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This update removes references to prescriptive and sequential software development stages and introduces the “probable-to-complete” threshold for consideration of when to begin software capitalization. The update also requires the disclosure of the gross capitalized internal-use software balance, the accumulated amortization, the amortization for the period and a general description of the method used in computing amortization. The amendments may be adopted on a prospective, modified transition or retrospective basis and are effective for fiscal years beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact of the amendments to our Consolidated Financial Statements and our footnote disclosures to our Consolidated Financial Statements.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments introduce a practical expedient related to applying Subtopic 326-20 to current accounts receivable and current contract assets. The practical expedient allows all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. Under the practical expedient, historical loss information will be adjusted to reflect current conditions to the extent that historic information does not reflect current conditions. The amendments must be adopted on a prospective basis and are effective for fiscal years beginning after December 15, 2025, with early adoption permitted. We have evaluated the impact of the amendments and do not believe there is any material effect to our Consolidated Financial Statements or our footnote disclosures to our Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) that requires additional disclosure of certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. ASU 2024-03 also requires disclosure of the total amount of selling expenses and our definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and may be adopted on a prospective basis at the effective date or retrospectively applied to all periods presented. We do not believe there will be any impact on our Consolidated Statements of Operations and are evaluating the impact of the amendments on footnote disclosures to our Consolidated Financial Statements.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments require entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. The amendments also require entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. The amendments may be adopted on a prospective or retrospective basis and are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We do not believe there will be any impact on our Consolidated Financial Statements and are evaluating the impact of the amendments on footnote disclosures to our Consolidated Financial Statements.
(3)    ACQUISITION
On March 12, 2024, we completed the acquisition of Alfamation S.p.A., an Italian joint-stock company headquartered in Milan, Italy. Alfamation™ is a leading global provider of state-of-the-art test and measurement solutions for the Auto/EV, Life Sciences and specialty consumer electronics markets. Alfamation™ is included in our Electronic Test operating segment. The acquisition of Alfamation™ deepens our presence in the Auto/EV and Life Science markets, expands our exposure in consumer electronics, extends our geographic reach with a sizable footprint in Europe, and widens our portfolio of products and solutions. Additionally, we believe Alfamation™ brings engineering talent and a management team that culturally aligns with our mission to provide innovative, engineered solutions that address the high-value challenges of our customers. The aggregate purchase price was approximately €20.0 million comprised of: (i) €18.0 million, or $19.7 million, in cash; and (ii) 187,432 shares of our common stock, valued at $2.1 million based on the closing price of our stock on the date of acquisition. The cash portion of the purchase price was subject to customary working capital adjustments. These adjustments were finalized in June 2024 and resulted in recording an additional €0.1 million, or $0.1 million, in purchase price for assets delivered at closing in excess of agreed upon thresholds. The liabilities assumed in connection with the acquisition included debt of approximately €10.3 million, or $11.3 million. The

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
debt assumed is discussed further in “Note (10) Debt.” Total acquisition costs incurred to complete this transaction were $1.2 million. Acquisition costs were expensed as incurred and included in general and administrative expense.
The acquisition of Alfamation™ has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Alfamation™ have been included in our Consolidated Statements of Operations from the date of acquisition. During the fourth quarter of 2024 we completed our allocation of the estimated fair values as of March 12, 2024, with final adjustments made primarily to inventories, identifiable intangible assets and goodwill. The “inventory step-up” of approximately $1.6 million was the most significant adjustment. Partially offsetting the decrease in customer backlog were increases to acquired technology and customer relationships. Other less significant changes affected property and equipment, other current assets, accrued expenses and deferred tax liability. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill and is not deductible for tax purposes. Goodwill is attributed to synergies that are expected to result from the operations of the combined businesses.
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

	Nine Months Ended September 30,
(in thousands except per share data)	2025	2024
Revenue	$81,003	$99,015
Net (loss) earnings	$(3,770)	$1,205
Diluted (loss) earnings per share	$(0.31)	$0.10
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(4)    INVENTORIES
Inventories held at September 30, 2025, and December 31, 2024, were comprised of the following:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials	$16,027	$16,109
Work in process	5,655	5,940
Inventory consigned to others	244	288
Finished goods	6,075	4,500
Total inventories	$28,001	$26,837
Total charges incurred for excess and obsolete inventory for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Excess and obsolete inventory charges	$279	$203	$583	$509
(5)    PROPERTY AND EQUIPMENT
Property and equipment included the following:

(in thousands)	September 30, 2025	December 31, 2024
Machinery and equipment	$9,905	$9,162
Leasehold improvements	4,579	4,125
Gross property and equipment	14,484	13,287
Less: accumulated depreciation	(9,762)	(8,830)
Net property and equipment	$4,722	$4,457
Depreciation expense related to property and equipment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Depreciation	$317	$355	$947	$984
(6)    GOODWILL AND INTANGIBLE ASSETS
We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our Consolidated Balance Sheets are the result of our acquisitions.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Goodwill
Changes in the amount of the carrying value of goodwill for the nine months ended September 30, 2025, are as follows:

(in thousands)
Balance - January 1, 2025	$30,744
Impact of foreign currency translation adjustments	1,570
Balance – September 30, 2025	$32,314
Goodwill was comprised of the following at September 30, 2025, and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Electronic Test	$13,904	$12,567
Environmental Technologies	1,817	1,817
Process Technologies	16,593	16,360
Total goodwill	$32,314	$30,744
Intangible Assets
Changes in the amount of the carrying value of our intangible assets for the nine months ended September 30, 2025 were as follows:

(in thousands)	Finite-Lived	Indefinite-Lived
Balance - January 1, 2025	$16,201	$10,175
Impact of foreign currency translation adjustments	1,484	314
Amortization	(2,504)	—
Balance – September 30, 2025	$15,181	$10,489
The following tables provide further detail about our intangible assets as of September 30, 2025, and December 31, 2024:

	September 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$25,146	$13,286	$11,860
Technology	6,259	2,938	3,321
Patents	590	590	—
Software	270	270	—
Trade name	140	140	—
Total finite-lived intangible assets	32,405	17,224	15,181
Indefinite-lived intangible assets:
Trademarks	10,489	—	10,489
Total intangible assets	$42,894	$17,224	$25,670

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$23,912	$11,496	$12,416
Technology	5,786	2,001	3,785
Patents	590	590	—
Backlog	481	481	—
Software	270	270	—
Trade name	140	140	—
Total finite-lived intangible assets	31,179	14,978	16,201
Indefinite-lived intangible assets:
Trademarks	10,175	—	10,175
Total intangible assets	$41,354	$14,978	$26,376
The following table sets forth the estimated annual amortization expense for each of the next five years and thereafter:

(in thousands)
Remaining 2025	$908
2026	2,592
2027	2,043
2028	1,687
2029	1,355
Thereafter	6,596
Total estimated amortization of finite-lived intangible assets	$15,181
(7)    FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The interest rate swap agreement we entered into in connection with our Term Note, as disclosed in “Note (2) Summary of Significant Accounting Policies; (m) Interest Rate Swap Agreement” and “Note (10) Debt,” is measured at fair value on a recurring basis using Level 2 inputs. The contingent consideration liability on our Consolidated Balance Sheet is measured at fair value on a recurring basis using Level 3 inputs.
Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021, and represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to Electric Vehicle (“EV”) or battery customers. We may pay the seller up to an additional CAD $5.0 million in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2.5 million per year in each of the five years. The maximum payment is capped at CAD $5.0 million, which equates to approximately $3.7 million at September 30, 2025. There were no payments due to the seller for the years ended December 31, 2022 or 2023. We paid the contractually due amount for 2024 during the first quarter of 2025. To estimate the fair value of the contingent consideration at the acquisition date, an option-based income approach using a Monte Carlo simulation model was utilized due to the non-linear payout structure. As of the acquisition date, this resulted in an estimated fair value of $1.4 million. This amount was recorded as a contingent consideration liability and included in the purchase price as of the acquisition date. We reassess the estimated fair value of this liability annually using this same approach, or more frequently, if we determine that there have been material changes to the assumptions used in the calculation of the probable payout.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following fair value hierarchy table presents information about assets and (liabilities) measured at fair value on a recurring basis:

	September 30, 2025
		Fair Value Measurement Using
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap	$35	$—	$35	$—
Contingent consideration - current	(284)	—	—	(284)
Contingent consideration - long term	(431)	—	—	(431)

	December 31, 2024
		Fair Value Measurement Using
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap	$117	$—	$117	$—
Contingent consideration - current	(62)	—	—	(62)
Contingent consideration - long term	(825)	—	—	(825)
Changes in the fair value of our Level 3 contingent consideration liabilities for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$872	$1,008	$887	$1,093
Cash payments	—	—	(34)	—
Change in estimated fair value	(137)	(50)	(165)	(50)
Impact of foreign currency translation adjustments	(20)	62	27	(23)
Balance at end of period	$715	$1,020	$715	$1,020
(8)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities included the following:

(in thousands)	September 30, 2025	December 31, 2024
Accrued wages and benefits	$4,700	$5,420
Accrued professional fees	1,634	1,294
Accrued sales commissions	719	1,039
Accrued warranty	978	802
Other current liabilities	1,814	930
Total accrued expenses and other current liabilities	$9,845	$9,485
(9)    LEASES
As disclosed in “Note (2) Summary of Significant Accounting Policies; (l) Leases,” we account for our leases in accordance with the guidance in ASC 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2032. Total operating lease and short-term lease costs for the three and nine months ended September 30, 2025 and 2024, respectively, were as follows:

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$660	$529	$1,954	$1,489
Short-term lease cost	—	4	6	10
The following is additional information about our leases as of September 30, 2025:

Range of remaining lease terms (in years)	0.2	to	6.4
Weighted average remaining lease term (in years)		5.2
Weighted average discount rate		6.7%
Maturities of lease liabilities as of September 30, 2025, were as follows:

(in thousands)
2025 (remainder)	$624
2026	2,560
2027	2,366
2028	1,732
2029	1,607
Thereafter	2,623
Total lease payments	$11,512
Less imputed interest	(1,546)
Total present value of lease liabilities	$9,966
Cash Flow Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Amortization of ROU assets	$545	$356	$1,611	$1,041
ROU assets obtained in exchange for operating lease obligations	135	—	221	5,623
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
(10)    DEBT
Letters of Credit
We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as other assets on our Consolidated Balance Sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at September 30, 2025, and December 31, 2024, consisted of the following:

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(in thousands)		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Sep. 30, 2025	Dec. 31, 2024
Mt. Laurel, NJ	3/29/10	4/30/26	4/30/31	$50	$50
Mansfield, MA	10/27/10	12/31/25	2/29/32	50	50
				$100	$100
Credit Facility
On October 15, 2021 (the “Closing Date”), we entered into an Amended and Restated Loan and Security Agreement with M&T Bank (“M&T”) which, was subsequently amended on October 28, 2021, December 30, 2021, September 20, 2022, May 2, 2024, and December 18, 2024 (together as amended, the “Loan Agreement”). The Loan Agreement includes a $50.5 million non-revolving delayed draw term note (the “Term Note”) and a $10.0 million revolving credit facility (the “Revolving Facility” and together with the Term Note, the “Credit Facility”). The available funding at September 30, 2025, under the Term Note was $30 million and we have not borrowed any amounts under the $10.0 million Revolving Facility. The Credit Facility has a five-year contract period that began on October 15, 2021, and, as amended, expires on May 2, 2031, and draws under the Term Note, as amended, are permissible until May 2, 2026.
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
On August 5, 2025, we executed the Sixth Amendment to the Loan Agreement, which formally waives the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. During the period of this waiver we are required to request consent from M&T if we wish to utilize our Revolving Facility and we formally pledged a portion of our cash holdings equal to our total outstanding debt with M&T. At September 30, 2025 we were holding $4.9 million of total debt with M&T. At September 30, 2025, we were in compliance with all of the other covenants included in the Loan Agreement.
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
On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate for this draw under the Term Note is variable. At September 30, 2025, it was approximately 6.4% based on current leverage.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table sets forth the annual maturities for the balance of the Term Note:

(in thousands)
2025 (remainder)	$1,025
2026	3,842
Total remaining maturities of our Term Note	$4,867
Alfamation™ Debt
In connection with the acquisition of Alfamation™ (see “Note (3) Acquisition”), we assumed debt which totaled $11.3 million as of the acquisition date. At September 30, 2025, Alfamation™’s total debt amounted to $4.0 million. This debt is comprised of both fixed and variable rate bank issued term loans as well as $0.9 million of short-term variable rate financing backed by Alfamation™’s accounts receivable. This debt is spread across several different institutions with monthly, quarterly or semi-annual repayment schedules. The short-term variable financing rate at September 30, 2025, was 3.2%. At September 30, 2025, the weighted average interest rate payable on the bank issued term loans was 1.1% for fixed rate debt and 3.8% for variable rate debt and the overall weighted average interest rate for the bank issued term loans was 3.2%.
The following table sets forth the maturities of this debt for each of the next four years:

(in thousands)
2025 (remainder)	$1,399
2026	1,468
2027	848
2028	287
Total remaining maturities of our Alfamation™ Debt	$4,002
(11)    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See “Note (18) Segment and Geographic Area Information” for information about revenue by operating segment and geographic region.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Revenue by customer type:
End user	$21,644	$25,787	$67,272	$74,713
OEM/Integrator	4,592	4,485	13,731	19,374
	$26,236	$30,272	$81,003	$94,087

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2025		2024	2025	2024
Revenue by product type:
Thermal test	$4,818		$4,602	$14,050	$12,529
Thermal process	5,038		6,362	15,866	27,160
Semiconductor test	5,167		7,169	15,827	17,465
Video imaging	1,898		1,906	6,244	5,710
Flying probe and in-circuit testers	1,484		1,100	4,544	4,875
Alfamation™ products	3,385		4,173	12,163	15,271
Service/other	4,446		4,960	12,309	11,077
	$26,236	—	$30,272	$81,003	$94,087

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Revenue by market:
Semi	$9,842	$11,410	$29,029	$36,501
Auto/EV	4,964	6,250	16,785	20,943
Defense/Aerospace	2,313	3,239	8,719	10,160
Industrial	3,658	3,534	10,465	11,136
Life Sciences	1,930	1,322	5,004	4,169
Safety/Security	927	666	2,389	1,999
Other	2,602	3,851	8,612	9,179
	$26,236	$30,272	$81,003	$94,087
Major Customers
During the three and nine months ended September 30, 2025, one customer accounted for 11% and 12%, respectively, of our consolidated revenue. During the three and nine months ended September 30, 2024, this same customer accounted for 18% and 13%, respectively, of our consolidated revenue. These revenues in the periods presented were generated by our Electronic Test segment.
Contract Liabilities
As of September 30, 2025, and December 31, 2024, we had total contract liabilities of $7.7 million and $6.4 million, respectively. Our contract liabilities consist of our customer deposits and deferred revenue as well as deferred revenue net of current portion on our Consolidated Balance Sheets. For the three months ended September 30, 2025, the amount recognized as revenue from the contract liabilities balance as of June 30, 2025, was $2.2 million, while for the three months ended September 30, 2024, the amount recognized as revenue from the contract liabilities balance as of June 30, 2024, was $1.8 million. For the nine months ended September 30, 2025, the amount recognized as revenue from the contract liabilities balance as of December 31, 2024, was $3.6 million, while for the nine months ended September 30, 2024, the amount recognized as revenue from the contract liabilities balance as of December 31, 2023, was $4.2 million.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Allowance for Credit Losses
Activity related to our allowance for credit losses was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$464	$416	$423	$474
Credit loss expense, net of release of unused allowance	2	—	48	1
Write-offs	(67)	—	(79)	(48)
Foreign currency translation impact	(4)	3	3	(8)
Ending balance	$395	$419	$395	$419
(12)    EARNINGS (LOSS) PER SHARE
The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted average common shares outstanding - basic	12,208,586	12,189,761	12,201,087	12,150,240
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	—	61,951	—	96,523
Weighted average common shares and common share equivalents outstanding - diluted	12,208,586	12,251,712	12,201,087	12,246,763
Average number of potentially dilutive securities excluded from calculation because their effect was anti-dilutive during the period	928,820	734,574	822,870	589,478
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
(14)    STOCK-BASED COMPENSATION PLAN
As of September 30, 2025, we had unvested stock options, restricted stock awards, performance-based restricted stock awards and restricted stock units granted under our stock-based compensation plans. On June 21, 2023, our stockholders approved the InTest Corporation 2023 Stock Incentive Plan (the “2023 Plan”) which replaced the Fourth Amended and Restated 2014 Stock Plan (the “2014 Plan”). No further awards can be granted under the 2014 Plan. The maximum number of shares of common stock available for grant and issuance under the 2023 Plan is (a) 350,000, plus (b) the number of shares of common stock available for issuance under the 2014 Plan on the date the 2023 Plan was approved by stockholders, plus (c) any shares of common stock that are subject to awards granted under the 2014 Plan that expire, are forfeited or canceled or terminate for any other reason on or after the date the 2023 Plan was approved by stockholders, without the issuance of shares. The number of shares available to be issued under the 2023 Plan as of the

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
date of its approval was 1,117,942. Consistent with prior years’ performance-based awards, we reserve additional shares in the event that the performance achieves maximum levels. As a result of current year’s activity with regard to performance-based restricted stock awards (grants and forfeitures), we have 50,113 shares reserved in aggregate for performance in excess of target as of September 30, 2025. As of September 30, 2025, the remaining authorization for issue under the 2023 Plan was 436,980.
The following table summarizes the compensation expense we recorded during the three and nine months ended September 30, 2025 and 2024, related to unvested restricted stock, performance-based restricted stock awards, restricted stock units and stock options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenues	$37	$39	$120	$107
Selling expense	19	12	51	37
Engineering and product development expense	10	9	9	21
General and administrative expense	288	477	1,032	1,285
Total stock-based compensation expense	$354	$537	$1,212	$1,450
As of September 30, 2025, total compensation expense to be recognized in future periods was $3.9 million. The weighted average period over which this expense is expected to be recognized was 2.6 years. There was no compensation expense capitalized in the three and nine months ended September 30, 2025 or 2024.
Stock Options
The fair value for stock options granted during the nine months ended September 30, 2025 and 2024 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2025	2024
Risk-free interest rate	4.28%	3.98%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.59	.57
Weighted average expected life of stock options (years)	6.25	6.25
The following table summarizes the activity related to stock options for the nine months ended September 30, 2025:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2025	602,593	$10.92
Granted	310,086	7.74
Exercised	(4,925)	3.69
Forfeited	(29,216)	10.94
Options outstanding, September 30, 2025	878,538	$9.84	7.6	$158
Exercisable	396,920	$10.51	6.0	$137
Expected to vest	481,618	$9.28	8.8	$21

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The table below summarizes certain additional information with respect to our options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per option amounts)	2025	2024	2025	2024
Weighted average grant date fair value per option	$—	$—	$4.61	$6.55
Aggregate intrinsic value of options exercised	$—	$17	$22	$179
Restricted Stock Awards
The following table summarizes the activity related to unvested restricted stock awards for the nine months ended September 30, 2025:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2025	119,833	$11.92
Granted	85,098	7.74
Vested	(46,474)	11.76
Forfeited	(9,169)	10.69
Unvested shares outstanding, September 30, 2025	149,288	$9.67
Additional information about our restricted stock awards is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Aggregate market value of RSA’s vested	$—	$208	$344	$643
Performance-Based Restricted Stock Awards
On March 17, 2025, our CEO, CFO and the Division Presidents of our three operating segments received restricted stock awards totaling 49,098 shares valued at $0.4 million as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 17, 2025. The final vesting percentage will be based on the achievement of certain performance metrics related to the percentage of revenue received by us generated by recurring revenue streams for the year ended December 31, 2027, as determined by the Compensation Committee of our Board of Directors. At September 30, 2025, 44,791 shares remain outstanding for the remaining four participants and we have estimated that these shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.
On March 6, 2024, our CEO, CFO and the Division Presidents of our three operating segments received restricted stock awards totaling 33,539 shares valued at $0.4 million as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 6, 2024. The final vesting percentage will be based on the achievement of certain performance metrics related to adjusted EBITDA for the year ended December 31, 2026, as determined by the Compensation Committee of our Board of Directors. At September 30, 2025, 30,597 shares remain outstanding and we reduced this probability estimate from 100% to 50% for the remaining four participants based on our current projections for the performance metrics for the relevant measurement period. The adjustment for this award was recorded in general and administrative expense in our Consolidated Statements of Operations.
On January 16, 2024, the newly appointed president of our Process Technologies segment received performance-based restricted stock awards totaling 8,231 shares valued at $0.1 million as of the date of grant. These shares vest on the third

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on January 16, 2024. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for specified time periods. During the third quarter of 2025, we reduced this probability estimate from 100% to 0% based on our current projections for the performance metrics for the relevant measurement period. The adjustment for this award was recorded in general and administrative expense in our Consolidated Statements of Operations.
On March 8, 2023, our CEO, CFO and certain other members of our senior management received performance-based restricted stock awards, of which 16,605 shares remained as of June 30, 2025. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on March 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics related to consolidated revenue for specified time periods as determined by the Compensation Committee of our Board of Directors. During the second quarter of 2025, we reduced this probability estimate from 50% to 0% based on our projections for the performance metrics for the relevant measurement period at that time. The adjustment for this award was recorded in general and administrative expense in our Consolidated Statements of Operations. At September 30, 2025, 16,605 shares remained outstanding and the probability estimate remained the same.
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
The following table summarizes the activity related to unvested performance-based restricted stock awards for the nine months ended September 30, 2025:

Performance-based Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2025	88,949	$12.53
Granted	49,098	7.74
Vested	—	—
Forfeited	(37,823)	11.48
Unvested shares outstanding, September 30, 2025	100,224	$10.58

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Additional information about our performance-based restricted stock awards is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Aggregate market value of PSA’s vested	$—	$—	$—	$117
Restricted Stock Units
We began issuing restricted stock units to certain employees in 2025. The following table summarizes the activity related to unvested restricted stock units for the nine months ended September 30, 2025:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested units outstanding, January 1, 2025	—	$—
Granted	61,091	7.98
Vested	—	—
Forfeited	(1,917)	8.60
Unvested units outstanding, September 30, 2025	59,174	$7.96
No restricted stock units vested during the nine months ended September 30, 2025.
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
The activity in our ESPP was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands except shares)	2025	2024	2025	2024
Shares purchased	4,472	4,386	14,438	12,973
Total cost of shares	$30	$27	$90	$111
Total discount - compensation expense	$6	$5	$17	$20

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The per share prices related to the ESPP purchases were as follows:

	Closing Market Price	Purchase Price
September 30, 2025	$7.81	$6.64
June 30, 2025	7.28	6.19
March 31, 2025	6.99	5.94
September 30, 2024	7.30	6.20
June 30, 2024	9.88	8.40
March 31, 2024	13.25	11.26

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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We have recognized restructuring expenses related to these actions as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2025
Videology Consolidation:
Severance	$(6)	$231
Retention	54	133
Payroll taxes and payroll related	11	74
Other	38	56
Total Process Technologies restructuring charges	97	494
Corporate portion of action charges	12	64
Total Videology Consolidation restructuring charges	$109	$558

Environmental Transition:
Severance	$—	$70
Payroll taxes and payroll related	—	6
Total Environmental Technologies restructuring charges	—	76
Corporate portion of action charges	7	11
Total Environmental Transition restructuring charges	$7	$87

Total consolidated restructuring charges	$116	$645
Our restructuring accrual is included as a component of accrued expenses and other current liabilities:

Nine Months Ended
(in thousands)	September 30, 2025
Beginning balance	$—
Charges	645
Cash payments	(252)
Impact of foreign currency translation adjustments	(9)
Ending balance	$384

(17)    EMPLOYEE BENEFIT PLANS
The InTest Corporation Incentive Savings Plan is a defined contribution 401(k) plan for our employees who work in the U.S. (the “InTest Savings Plan”). As of September 30, 2025, all permanent employees of Acculogic Ltd, Ambrell®, InTest Corporation, InTest EMS LLC, Temptronic Corporation and Videology®, who are at least 18 years of age, are eligible to participate in the InTest Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5 thousand. Employer contributions vest ratably over four years. Matching contributions are discretionary.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We recorded expense for matching contributions as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Discretionary employer matching contributions	$102	$97	$666	$705
Employees of Alfamation™ in Italy are entitled to Trattamento di Fine Rapporto (“TFR”), commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The expense is recognized as a component of payroll-related costs in our Consolidated Statements of Operations and the required accrual is included in other liabilities on our Consolidated Balance Sheets. At September 30, 2025, the amount recorded in other liabilities for TFR was $1.6 million.
(18)    SEGMENT AND GEOGRAPHIC AREA INFORMATION
The following tables present our results of operations by reportable segment as reconciled to consolidated net (loss) earnings before income tax (benefit) expense:

	Three Months Ended September 30, 2025
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$12,099	$7,490	$6,647	$—	$26,236
Cost of revenue	6,498	4,566	4,180	—	15,244
Other divisional costs	4,455	2,144	2,565	—	9,164
Division operating income (loss)	1,146	780	(98)	—	1,828
Acquired intangible amortization				841	841
Restructuring costs				116	116
Corporate expenses				2,064	2,064
Operating (loss) income	1,146	780	(98)	(3,021)	(1,193)
Interest expense				(95)	(95)
Other income				61	61
(Loss) earnings before income tax (benefit) expense	$1,146	$780	$(98)	$(3,055)	$(1,227)

Supplemental Disclosures:
Depreciation	$157	$57	$59	$44	$317
Stock-based compensation	99	41	(1)	215	354
Capital expenditures	198	62	24	123	407
Total assets	$75,397	$21,710	$49,311	$1,859	$148,277

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 30, 2024
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$15,481	$6,734	$8,057	$—	$30,272
Cost of revenue	7,861	4,035	4,364	—	16,260
Other divisional costs	5,309	2,273	2,623	—	10,205
Division operating income	2,311	426	1,070	—	3,807
Acquired intangible amortization				944	944
Corporate expenses				2,376	2,376
Operating income (loss)	2,311	426	1,070	(3,320)	487
Interest expense				(219)	(219)
Other income				301	301
Earnings (loss) before income tax expense (benefit)	$2,311	$426	$1,070	$(3,238)	$569

Supplemental Disclosures:
Depreciation	$157	$83	$93	$22	$355
Stock-based compensation	56	48	53	380	537
Capital expenditures	130	161	46	168	505
Total assets	$81,592	$21,335	$53,596	$1,844	$158,367

	Nine Months Ended September 30, 2025
($ in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$39,091	$20,973	$20,939	$—	$81,003
Cost of revenue	21,229	13,263	12,490	—	46,982
Other divisional costs	14,475	6,574	7,941	—	28,990
Division operating income	3,387	1,136	508	—	5,031
Acquired intangible amortization				2,504	2,504
Restructuring costs				645	645
Corporate expenses				6,883	6,883
Operating (loss) income	3,387	1,136	508	(10,032)	(5,001)
Interest expense				(366)	(366)
Other income				768	768
(Loss) earnings before income tax expense	$3,387	$1,136	$508	$(9,630)	$(4,599)

Supplemental Disclosures:
Depreciation	$463	$184	$182	$118	$947
Stock-based compensation	239	90	119	764	1,212
Capital expenditures	395	168	39	496	1,098
Total assets	$75,397	$21,710	$49,311	$1,859	$148,277

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended September 30, 2024
($ in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$42,756	$21,835	$29,496	$—	$94,087
Cost of revenue	22,869	13,584	16,749	—	53,202
Other divisional costs	14,020	6,817	8,746	—	29,583
Division operating income	5,867	1,434	4,001	—	11,302
Acquired intangible amortization				2,436	2,436
Corporate expenses				7,551	7,551
Operating income (loss)	5,867	1,434	4,001	(9,987)	1,315
Interest expense				(612)	(612)
Other income				949	949
Earnings (loss) before income tax expense	$5,867	$1,434	$4,001	$(9,650)	$1,652

Supplemental Disclosures:
Depreciation	$399	$227	$293	$65	$984
Stock-based compensation	162	134	87	1,067	1,450
Capital expenditures	272	512	133	244	1,161
Total assets	$81,592	$21,335	$53,596	$1,844	$158,367
The following tables provide information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Revenue:
U.S.	$12,357	$10,866	$37,395	$35,766
Foreign	13,879	19,406	43,608	58,321
	$26,236	$30,272	$81,003	$94,087

(in thousands)	September 30, 2025	December 31, 2024
Property and equipment:
U.S.	$2,223	$2,280
Foreign	2,499	2,177
	$4,722	$4,457

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risk Factors and Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q for the period ended September 30, 2025 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, projections of revenue, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, that are based on management’s current expectations and estimates. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “could,” “will,” “plans,” “depending,” “seeking,” “anticipates,” “goal,” “objective,” “target,” “estimates,” “future,” “strategy,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current expectations and estimates. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:
•our ability to execute on our VISION 2030 Strategy;
•our ability to grow our presence in the Auto/Electric Vehicle (“EV”), Defense/Aerospace, Industrial, Life Sciences, Safety/Security and international markets;
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
Overview
This MD&A should be read in conjunction with our accompanying Consolidated Financial Statements. In addition, please refer to the discussion of our business and markets contained in “Part I; Item 1. Business,” of our 2024 Form 10-K.
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
Known Trends
Debt Covenants
As noted in “Part I; Item 1; Financial Statements; Notes to Consolidated Financial Statements; Note (10) Debt,” our Loan Agreement with M&T Bank (“M&T”) contains financial covenants, including a fixed charge coverage ratio of not less than 1.25 to 1.0. The fixed charge coverage ratio is calculated over the trailing twelve months, so the net loss reported in the first, second and third quarters impacts our ability to meet this covenant in future periods notwithstanding our strong cash position. On August 5, 2025, we executed the Sixth Amendment to the Loan Agreement, which formally waives the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. During the period of this waiver we are required to request consent from M&T if we wish to utilize our Revolving Facility and we formally pledged a portion of our cash holdings equal to our total outstanding debt with M&T. At September 30, 2025 we were holding $4.9 million of total debt with M&T and were in compliance with all of the other covenants included in the Loan Agreement. By June 30, 2026 we project having less than $2.0 million total debt outstanding with M&T and being in compliance with all covenants.
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
Global Supply Chain Constraints
In early October 2023, Hamas attacked Israel and Israel formally declared war in response to the attack. The conflict with Hamas and others in the region is ongoing, and it is unclear when it might end. Ambrell® has a sole source supplier of capacitors used in certain of our induction heating products that is located in Israel. This supplier is the sole source supplier of capacitors for numerous induction companies, and currently there are no viable alternatives available. We have been in frequent contact with our supplier since the conflict with Hamas began. We maintain a two-to-three month safety stock on these items. As of September 30, 2025, our supplier has indicated that they have large stock available at more than one facility in Israel, so they believe they have redundancies in place that will help ensure that the supply chain to their customers is uninterrupted. We continue to monitor the situation closely and are staying in close contact with our supplier. However, there can be no assurance that the situation will not worsen which could impact our ability to ship certain of our induction heating products which could have a material impact on our future results of operations.

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
Additionally, we have applied to the Office of Foreign Asset Control (“OFAC”) to obtain permission for additional purchases from the Belarus supplier through December 31, 2025, but as of September 30, 2025 we have not yet received the Office’s response and are uncertain of when that response may be received. We also applied to Global Affairs Canada for similar permission, since this supplier has been placed on a restricted parties list in Canada, as well and similarly, as of September 30, 2025, we have not yet received a response from Global Affairs Canada.
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
Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our Consolidated Financial Statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2025, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in “Part I; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Estimates” in our 2024 Form 10-K.
Results of Operations
The results of operations for our three operating segments are generally affected by the same factors described in the “Overview” section above. The discussion and analysis that follows, therefore, is presented on a consolidated basis and includes discussion of factors unique to a particular operating segment where significant to an understanding of that segment.
Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024
Revenue

	Three Months Ended
	September 30,		Change
(in thousands except percentages)	2025	2024	$	%
Electronic Test	$12,099	$15,481	$(3,382)	(21.8)%
Environmental Technologies	7,490	6,734	756	11.2%
Process Technologies	6,647	8,057	(1,410)	(17.5)%
Total revenue	$26,236	$30,272	$(4,036)	(13.3)%
The following table sets forth, for the periods indicated, a breakdown of revenue by market:

Revenue	Three Months Ended
					Change				Change
(in thousands except percentages)	September 30, 2025		September 30, 2024		$	%	June 30, 2025		$	%
Semi	$9,842	37.5%	$11,410	37.7%	$(1,568)	(13.7)%	$10,192	36.2%	$(350)	(3.4)%
Auto/EV	4,964	18.9%	6,250	20.6%	(1,286)	(20.6)%	5,862	20.8%	(898)	(15.3)%
Defense/Aerospace	2,313	8.8%	3,239	10.7%	(926)	(28.6)%	3,578	12.7%	(1,265)	(35.4)%
Industrial	3,658	13.9%	3,534	11.7%	124	3.5%	3,786	13.5%	(128)	(3.4)%
Life Sciences	1,930	7.4%	1,322	4.4%	608	46.0%	1,386	4.9%	544	39.2%
Safety/Security	927	3.5%	666	2.2%	261	39.2%	898	3.2%	29	3.2%
Other	2,602	9.9%	3,851	12.7%	(1,249)	(32.4)%	2,428	8.6%	174	7.2%
	$26,236	100.0%	$30,272	100.0%	$(4,036)	(13.3)%	$28,130	100.0%	$(1,894)	(6.7)%
*     Percentages may not add up due to rounding
Compared with the prior-year period, revenue for the third quarter was down primarily from Semi, Auto/EV, Defense/Aerospace as well as Other. This was partially offset by nominal increases in Life Sciences, Safety/Security and Industrial. Sequentially, revenue decreased compared to the trailing second quarter, due primarily to decreases in Defense/Aerospace, Auto/EV and Semi offset partially by an increase in Life Sciences.
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

The following table sets forth, for the periods indicated, a breakdown of the orders received by market:

Orders	Three Months Ended
					Change				Change
(in thousands except percentages)	September 30, 2025		September 30, 2024		$	%	June 30, 2025		$	%
Semi	$8,031	21.3%	$7,648	27.3%	$383	5.0%	$7,292	26.3%	$739	10.1%
Auto/EV	14,580	38.7%	7,141	25.5%	7,439	104.2%	7,066	25.5%	7,514	106.3%
Defense/Aerospace	6,403	17.0%	4,470	15.9%	1,933	43.2%	2,499	9.0%	3,904	156.2%
Industrial	4,670	12.4%	2,237	8.0%	2,433	108.8%	4,680	16.9%	(10)	(0.2%)
Life Sciences	1,450	3.9%	534	1.9%	916	171.5%	2,863	10.3%	(1,413)	(49.4%)
Safety/Security	267	0.7%	1,062	3.8%	(795)	(74.9%)	1,173	4.2%	(906)	(77.2%)
Other	2,241	6.0%	4,962	17.7%	(2,721)	(54.8%)	2,186	7.9%	55	2.5%
	$37,642	100.0%	$28,054	100.0%	$9,588	34.2%	$27,759	100.0%	$9,883	35.6%
*     Percentages may not add up due to rounding

Compared with the prior-year period, orders for the third quarter increased primarily in Auto/EV, Industrial, Defense/Aerospace and Life Sciences while orders declined in Safety/Security as well as Other.
Sequentially, orders increased primarily in Auto/EV, Defense/Aerospace and Semi, offset partially by decreases in Life Sciences and Safety/Security. Auto/EV orders grew significantly as a result of the combination of new projects and capital expansion for existing programs.
At September 30, 2025, our backlog of unfilled orders for all products was $49.3 million compared to $45.5 million at September 30, 2024, and $37.9 million at December 31, 2024. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in the next twelve months. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.
Gross Margin

	Three Months Ended
	September 30,		Change
(in thousands except percentages)	2025	2024	$	%
Gross profit	$10,992	$14,012	$(3,020)	(21.6)%
Gross margin	41.9%	46.3%
Gross margin declined 440 basis points in the three months ended September 30, 2025, compared to the same prior year period due to the decrease in revenue and resultant negative impact of lower fixed cost absorption, as partly offset by on-going cost reduction initiatives.

Selling Expense

	Three Months Ended
	September 30,		Change
(in thousands except percentages)	2025	2024	$	%
Selling expense	$3,765	$4,281	$(516)	(12.1)%
Percentage of revenue	14.4%	14.1%
Selling expense for the three months ended September 30, 2025, declined compared to the prior year period as sales commissions, payroll and payroll-related costs decreased.
Engineering and Product Development Expense

	Three Months Ended
	September 30,		Change
(in thousands except percentages)	2025	2024	$	%
Engineering and product development expense	$2,335	$2,182	$153	7.0%
Percentage of revenue	8.9%	7.2%
Engineering and product development expense for the three months ended September 30, 2025, increased nominally compared to the prior year period.
General and Administrative Expense

	Three Months Ended
	September 30,		Change
(in thousands except percentages)	2025	2024	$	%
General and administrative expense	$5,128	$6,118	$(990)	(16.2)%
Percentage of revenue	19.5%	20.2%
General and administrative expense for the three months ended September 30, 2025, decreased compared to the prior year period. The decline was due primarily to decreases in acquisition-related costs, decreases in stock-based compensation related to a decreased probability for the achievement of certain performance targets related to performance stock awards, and decreases in payroll and payroll-related costs. Early in 2025 we also refocused on controlling discretionary spending and reducing non-strategic expenses.
Amortization of Acquired Intangible Assets

	Three Months Ended
	September 30,		Change
(in thousands except percentages)	2025	2024	$	%
Amortization of acquired intangible assets	$841	$944	$(103)	(10.9)%
Percentage of revenue	3.2%	3.1%
Amortization of acquired intangible assets for the three months ended September 30, 2025, decreased compared to the prior year period due to the declining pattern of benefit for the assets, offset partially by the impact of changes in foreign exchange rates.

Restructuring Costs

	Three Months Ended
	September 30,		Change
(in thousands except percentages)	2025	2024	$	%
Restructuring costs	$116	$—	$116	n/a
Percentage of revenue	0.4%	—%
Restructuring costs for the three months ended September 30, 2025, represent the costs recognized for the Videology Consolidation of the Netherlands operations into our US operations in Mansfield, MA as well as the leadership transition in our Environmental Technologies division. These costs were for severance and retention accruals along with the payroll-related costs. See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note (16) Restructuring” for further details. There were no restructuring programs in the prior year period.
Income Tax (Benefit) Expense

	Three Months Ended
	September 30,		Change
(in thousands except percentages)	2025	2024	$	%
Income tax (benefit) expense	$(289)	$74	$(363)	(490.5)%
Effective tax rate	23.6%	13.0%
On a quarterly basis, we record income tax (benefit) or expense based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. For the three months ended September 30, 2025, we recorded a tax benefit based on our pre-tax loss and expected annualized rate, whereas in the comparable period we reported pre-tax income. There were no unusual tax adjustments recorded in either period.
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
Revenue

	Nine Months Ended
	September 30,		Change
(in thousands except percentages)	2025	2024	$	%
Electronic Test	$39,091	$42,756	$(3,665)	(8.6)%
Environmental Technologies	20,973	21,835	(862)	(3.9)%
Process Technologies	20,939	29,496	(8,557)	(29.0)%
Total revenue	$81,003	$94,087	$(13,084)	(13.9)%

The following table sets forth, for the periods indicated, a breakdown of revenue by market:

Revenue	Nine Months Ended
(in thousands except percentages)	September 30, 2025		September 30, 2024		Change
					$	%
Semi	$29,029	35.8%	$36,501	38.8%	$(7,472)	(20.5)%
Auto/EV	16,785	20.7%	20,943	22.3%	(4,158)	(19.9)%
Defense/Aerospace	8,719	10.8%	10,160	10.8%	(1,441)	(14.2)%
Industrial	10,465	12.9%	11,136	11.8%	(671)	(6.0)%
Life Sciences	5,004	6.2%	4,169	4.4%	835	20.0%
Safety/Security	2,389	2.9%	1,999	2.1%	390	19.5%
Other	8,612	10.6%	9,179	9.8%	(567)	(6.2)%
	$81,003	100.0%	$94,087	100.0%	$(13,084)	(13.9)%
*     Percentages may not add up due to rounding
Compared with the prior-year period, revenue for the nine months ended September 30, 2025 was down led by declines in Semi, Auto/EV, Defense/Aerospace, Industrial as well as Other. This was partially offset by increases in Life Sciences and Safety/Security.
Orders
The following table sets forth, for the periods indicated, a breakdown of the orders received by market:

Orders	Nine Months Ended
					Change
(in thousands except percentages)	September 30, 2025		September 30, 2024		$	%
Semi	$24,963	27.5%	$28,927	37.6%	$(3,964)	(13.7%)
Auto/EV	26,647	29.4%	15,903	20.6%	10,744	67.6%
Defense/Aerospace	10,985	12.1%	9,819	12.7%	1,166	11.9%
Industrial	13,901	15.3%	8,815	11.4%	5,086	57.7%
Life Sciences	5,545	6.1%	2,257	2.9%	3,288	145.7%
Safety/Security	2,115	2.3%	1,183	1.5%	932	78.8%
Other	6,533	7.2%	10,131	13.2%	(3,598)	(35.5%)
	$90,689	100.0%	$77,035	100.0%	$13,654	17.7%
*     Percentages may not add up due to rounding

Compared with the prior-year period, orders for the nine months ended September 30, 2025 increased reflecting strength in Auto/EV, Industrial, Life Sciences, Defense/Aerospace and Safety/Security. Within Semi, orders from both front and back-end were down compared to the prior year period as demand remains low while orders in Other markets also declined.

Gross Margin

	Nine Months Ended
	September 30,		Change
(in thousands except percentages)	2025	2024	$	%
Gross profit	$34,021	$40,885	$(6,864)	(16.8)%
Gross margin	42.0%	43.5%
Gross margin declined 150 basis points in the nine months ended September 30, 2025, compared to the same prior year period due to the decrease in revenue and resultant negative impact of lower fixed cost absorption, as partly offset by cost reduction initiatives. The current year period also includes the full nine months impact of Alfamation™ activity.
Selling Expense

	Nine Months Ended
	September 30,		Change
(in thousands except percentages)	2025	2024	$	%
Selling expense	$12,141	$12,976	$(835)	(6.4)%
Percentage of revenue	15.0%	13.8%
Selling expense for the nine months ended September 30, 2025, declined slightly compared to the prior year period as sales commissions, payroll, payroll-related costs and advertising decreased, however, we recognized an increase in warranty expense and the full nine month impact of Alfamation™.
Engineering and Product Development Expense

	Nine Months Ended
	September 30,		Change
(in thousands except percentages)	2025	2024	$	%
Engineering and product development expense	$7,028	$6,382	$646	10.1%
Percentage of revenue	8.7%	6.8%
Engineering and product development expense for the nine months ended September 30, 2025, increased compared to the prior year period due to payroll and payroll related cost increases and the full nine month impact of Alfamation™.
General and Administrative Expense

	Nine Months Ended
	September 30,		Change
(in thousands except percentages)	2025	2024	$	%
General and administrative expense	$16,704	$17,776	$(1,072)	(6.0)%
Percentage of revenue	20.6%	18.9%
General and administrative expense for the nine months ended September 30, 2025, decreased compared to the prior year period due primarily to decreases in acquisition-related costs, decreases in stock-based compensation related to a decreased probability for the achievement of certain performance targets, and bonus expense. Early in 2025 we also refocused on controlling discretionary spending and reducing non-strategic expenses. These decreases are partly offset by the full period impact of Alfamation™ in 2025.

Amortization of Acquired Intangible Assets

	Nine Months Ended
	September 30,		Change
(in thousands except percentages)	2025	2024	$	%
Amortization of acquired intangible assets	$2,504	$2,436	$68	2.8%
Percentage of revenue	3.1%	2.6%
Amortization of acquired intangible assets for the nine months ended September 30, 2025, increased compared to the prior year period due to the full nine months impact of the additional finite-lived intangible assets acquired in the Alfamation™ acquisition.
Restructuring Costs

	Nine Months Ended
	September 30,		Change
(in thousands except percentages)	2025	2024	$	%
Restructuring costs	$645	$—	$645	n/a
Percentage of revenue	0.8%	—%
Restructuring costs for the nine months ended September 30, 2025, represent the costs recognized for the Videology Consolidation of the Netherlands operations into our US operations in Mansfield, MA as well as the leadership transition in our Environmental Technologies division. These costs were for severance and retention accruals along with the payroll-related costs. See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note (16) Restructuring” for further details. There were no restructuring programs in the prior year period.
Income Tax (Benefit) Expense

	Nine Months Ended
	September 30,		Change
(in thousands except percentages)	2025	2024	$	%
Income tax (benefit) expense	$(829)	$265	$(1,094)	(412.8)%
Effective tax rate	18.0%	16.0%
On a quarterly basis, we record income tax (benefit) or expense based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. For the nine months ended September 30, 2025, we recorded a tax benefit based on our pre-tax loss and expected annualized rate, whereas in the comparable period we reported pre-tax income. There were no unusual tax adjustments recorded in either period.
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

Credit Facility
As discussed in “Note (10) Debt” to our Consolidated Financial Statements in this Report, on October 15, 2021, we entered into an Amended and Restated Loan and Security Agreement with M&T which, was subsequently amended on October 28, 2021, December 30, 2021, September 20, 2022, May 2, 2024, December 18, 2024 and August 5, 2025 (as amended, the “Loan Agreement”). The Loan Agreement includes a $50.5 million non-revolving delayed draw term note (the “Term Note”) and a $10.0 million revolving credit facility (the “Revolving Facility” and together with the Term Note, the “Credit Facility”). The Credit Facility has a five-year contract period that began on October 15, 2021, and, as amended, expires on May 2, 2031, and draws under the Term Note, as amended, are permissible until May 2, 2026.
At September 30, 2025, we have not borrowed any amounts under the $10.0 million Revolving Facility. Our borrowings under the Term Note are discussed below and our available drawing capacity under the Term Note at September 30, 2025, was $30.0 million. The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Loan Agreement are secured by liens on substantially all of our tangible and intangible assets.
On August 5, 2025, we executed the Sixth Amendment to the Loan Agreement, which formally waives the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. During the period of this waiver we are required to request consent from M&T if we wish to utilize our Revolving Facility and we formally pledged a portion of our cash holdings equal to our total outstanding debt with M&T. At September 30, 2025 we were holding $4.9 million of total debt with M&T. At September 30, 2025, we were in compliance with all of the other covenants included in the Loan Agreement.
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
On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At September 30, 2025, it was 6.4% based on current leverage.
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
At September 30, 2025, Alfamation™’s debt was $4.0 million, including $0.9 million that is backed by Alfamation™’s accounts receivable. The reduction since the acquisition date represents repayments of short-term instruments and principal payments on long-term debt, net of new borrowings that are backed by Alfamation™’s accounts receivable. The short-term variable financing rate at September 30, 2025, was 3.2%. At September 30, 2025, the weighted average interest rate payable on the bank issued term loans was 1.1% for fixed rate debt and 3.8% for variable rate debt and the overall weighted average interest rate for the bank issued term loans was 3.2%.
Total interest expense for the nine months ended September 30, 2025 and 2024, related to our various debt arrangements was $0.4 million and $0.6 million, respectively.

Liquidity
Our cash, cash equivalents, restricted cash and working capital were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$16,230	$19,830
Restricted cash	4,867	—
Working capital	$42,643	$46,864
As of September 30, 2025, $10.0 million, or 62%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our Revolving Facility is discussed in “Note (10) Debt” to our Consolidated Financial Statements in this Report.
Our material short-term cash requirements include payments due under our various lease agreements, recurring payroll and benefits obligations to our employees, purchase commitments for materials that we use in the products we sell and principal and interest payments on our debt. We estimate that our short-term working capital requirements currently range between $8.0 million and $10.0 million. We expect our current cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations to be sufficient to support these additional investments as well as our current short-term cash requirements. As discussed above in “Credit Facility” and in “Note (10) Debt”, on August 5, 2025 we formally pledged a portion of our cash holdings equal to our total outstanding debt with M&T. At September 30, 2025 we were holding $4.9 million of total debt with M&T.
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
Cash Flows
Operating Activities: Net cash provided by operating activities for the nine months ended September 30, 2025, was $8.3 million, an increase of $7.1 million compared to the prior year period. The increase was driven primarily by decreased revenues and collections of our accounts receivable, offset partially by the decrease in net earnings from the comparative period as a result of the net loss during the nine months ended September 30, 2025, and increases in prepaid expenses and other assets. Non-cash adjustments to net (loss) earnings increased primarily due to increased depreciation and amortization resulting from the full nine month impact of Alfamation™.
Investing Activities: Net cash used in investing activities for the nine months ended September 30, 2025, was $1.1 million, a decreased usage of $18.8 million compared to the prior year period. During the nine months ended September 30, 2024, we used $18.7 million of cash to acquire Alfamation™, whereas in the current year period we did not have any acquisitions. Capital expenditures for property and equipment were consistent in both periods.
Financing Activities: Net cash used in financing activities for the nine months ended September 30, 2025, was $6.8 million, an decreased usage of $1.3 million compared to the prior year period. During the nine months ended September 30, 2024, we used $1.0 million for the repurchase of our common stock under the November 20, 2023 repurchase authorization, whereas in the current year period we did not have any stock repurchases under the March 5, 2025 renewal of the previously expired share repurchase plan. The remaining decrease in cash used in financing activities is primarily due to change in the repayments of short-term borrowings used in the Alfamation™ operations along with repayments of our long-term debt.

New or Recently Adopted Accounting Standards
See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note (2) Summary of Significant Accounting Policies; (t) Effect of Recently Adopted Amendments to Authoritative Accounting Guidance and (u) Effect of Recently Issued Amendments to Authoritative Accounting Guidance Not Yet Adopted” for information concerning the implementation and impact of new or recently adopted accounting standards.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the three months ended September 30, 2025, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.
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

Item 1A. Risk Factors
Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in “Part I; Item 1A; Risk Factors” of our 2024 Form 10-K. There have been no material changes from the risk factors set forth in our 2024 Form 10-K or subsequent Quarterly Reports on Form 10-Q.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the third quarter ended September 30, 2025, none of the Company's directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.
Item 6.Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1+	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Taxonomy Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Filed herewith
+	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InTest Corporation

Date:	November 6, 2025	/s/ Richard N. Grant, Jr.
Richard N. Grant, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2025	/s/ Duncan Gilmour
Duncan Gilmour
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)