Form 10-K
period 2025-12-31
INTEST CORP
filed 2026-03-12
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), was: $85,351,987.
The number of shares outstanding of the registrant’s Common Stock, at February 27, 2026, was 12,495,544.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement of the Registrant for the Registrant’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

InTest CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

InTest CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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
Cautionary Statement Regarding Forward-Looking Statements
From time to time, we make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”) (including this Report for the year ended December 31, 2025), in our annual report to stockholders and in other communications. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, projections of revenue, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, that are based on management’s current expectations and estimates. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “aim,” “believe,” “expect,” “intend,” “may,” “could,” “continue,” “will,” “should,” “plans,” “depending,” “projects,” “forecasts,” “focus,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimates,” “future,” “strategy,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current expectations and estimates. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:
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
•our ability to meet the terms and covenants related to our credit facility;
•changes in the rate of, and timing of, capital expenditures by our customers;
•effects of exchange rate fluctuations;
•progress of product development programs;
•the anticipated market for our products;
•our failure to maintain a proper and effective system of disclosure controls and internal control over financial reporting;
•the availability of and retention of key personnel or our ability to hire personnel at anticipated costs; and
•changes in U.S. and/or foreign trade policy and/or general economic conditions both domestically and globally.
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

PART I
Item 1.     BUSINESS
OVERVIEW
InTest Corporation, headquartered in Mount Laurel, New Jersey, was incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. We completed our initial public offering in June 1997 and currently trade on the NYSE American stock exchange under the symbol “INTT.” The consolidated entity is comprised of InTest Corporation and our wholly owned subsidiaries which comprise our six businesses: Electro Mechanical Semiconductor (“EMS”), Acculogic, Alfamation™, InTest Thermal Solutions (“ITS”), Ambrell® and Videology®.
We are a global supplier of innovative test and process technology solutions for use in manufacturing and testing across a wide range of markets including Semi, Auto/EV, Defense/Aerospace, Industrial, Life Sciences, Safety/Security and Other. We operate our business worldwide, sell our products both domestically and internationally and manufacture our products in the U.S., Canada, Italy and began limited manufacturing in Malaysia in the fourth quarter of 2025. Marketing and support activities are conducted worldwide from our facilities in the U.S., Canada, Italy, Germany, Singapore, Malaysia, and the U.K. We have three operating segments which are also our reportable segments and reporting units: Electronic Test, Environmental Technologies and Process Technologies.

STRATEGY
InTest’s vision is to be the partner of choice for innovative test and process technology solutions. Our mission is to deliver value to our stakeholders by leveraging our deep industry knowledge and expertise to develop and deliver high quality, innovative customer solutions and superior support for complex worldwide challenges. We are committed to becoming recognized as a leader in our target markets for engineering and manufacturing capabilities that help solve our customers’ most complex challenges in their production, research and development and quality control processes. Our products provide highly engineered, high quality and cost-effective test and process technology solutions which are delivered with a customer focus that are intended to drive a high level of customer satisfaction. We aim to consistently expand our unique and differentiated solutions through innovative new product development and acquisitions. We expect to drive revenue and earnings growth by creating increased value for our customers through this expansion of our portfolio of products, services and support.
Our VISION 2030 begins by building upon the foundation established in our core growth strategies:
Global & Market Expansion - Creating a larger global presence that will enable us to better serve customers around the world. We are working to expand our international customer base with more channel partners as well as direct coverage in key geographic markets. A good example of this is our Malaysia operations which we initiated at the end of 2023 as a shared service location to boost our “in-the-region, for-the-region” operational strategy.
Innovation & Differentiation – Leveraging our expertise to design and deliver highly-valued solutions for our customers. While doing so, striving to shift our new product development efforts towards more market-driven solutions which enable higher levels of standardization across our portfolio.
Service & Support – Expanding our geographic service coverage, infrastructure and repair/calibration centers to be more responsive to our customers. Enhancing our service offering with improved service agreements, extended warranties, preventative maintenance and calibration programs as well as adding remote services such as asset health monitoring.
Talent & Culture – We have established and will continue to foster a culture and environment of openness, one that is results-oriented and drives accountability across the organization. The objective is to attract, develop and retain the top talent that will enable us to deliver on our vision.
Strategic Acquisitions & Partnerships – Our strategy includes acquiring businesses, technologies or products that are complementary to our current product offerings or that open attractive adjacent markets. The focus is on privately owned businesses who would benefit from being a part of a larger strategic company. The acquisition of Alfamation

S.p.A. in 2024 expanded our global footprint, deepened our automotive test capabilities and created exposure into the consumer electronics market.
To continue InTest’s evolution under VISION 2030, we aim to advance our growth strategy by pursuing several initiatives:
Drive Innovation and Acquisitions - By the end of fiscal 2030, we aim to have 25% of our total revenue derived from new products developed and launched within the prior five years. New opportunities exist in electronification and power management as well as addressing the needs in Semi related to increased end-product complexity. We continue to assess target companies to drive further inorganic growth, targeting those where we could achieve synergies, either as a roll-up or service revenue enhancing, that deepen our reach in target markets and/or expand our geographic footprint.
Operational Excellence - We have begun rolling out Lean/6S/6 Sigma across the organization to optimize processes, eliminate waste, improve quality, reduce costs, shorten lead-times, enhance customer satisfaction, improve employee engagement and increase productivity.
Branding & Collaboration – Elevation of the InTest brand across businesses and customer solutions, such as joint participation at trade shows under the InTest umbrella and shared service centers to collaborate across businesses.
ACQUISITION
On March 12, 2024, we entered into a stock purchase agreement to acquire all of the outstanding capital shares of Alfamation S.p.A., a leading global provider of state-of-the-art test and measurement solutions for the Auto/EV, Life Sciences and specialty consumer electronics markets. Alfamation™ was founded in 1991 and is headquartered in Milan, Italy. Alfamation™ also has a small sales and service subsidiary based in Suzhou City, China. Alfamation™ is a part of our Electronic Test operating segment. The aggregate purchase price was approximately €20 million comprised of €18 million in cash (approximately $19.7 million) and 187,432 shares of our common stock (valued at $2.1 million based on the closing price of our stock on the date of acquisition). The cash portion of the purchase price was subject to customary working capital adjustments which were finalized in June 2024 and resulted in recording an additional €0.1 million (approximately $0.1 million) of cash purchase price for assets delivered at closing in excess of agreed upon thresholds. The liabilities assumed in connection with the acquisition included debt of approximately €10.3 million (approximately $11.3 million). After all closing adjustments, the total purchase price was $21.9 million. We finalized our allocation of the purchase price to assets acquired and liabilities assumed during the fourth quarter of 2024.
In connection with the acquisition, we entered into a related-party lease agreement (the “Alfamation Lease Agreement”) with the former owner of Alfamation™ who will continue to serve as managing director of Alfamation under our ownership. The Alfamation Lease Agreement commenced on March 12, 2024, will last for six years and will be automatically renewed for the same period of time unless terminated by either party. Under the terms of the Alfamation Lease Agreement, Alfamation™ will lease warehouse and office space totaling about 51,871 square feet. Alfamation™ will pay a yearly lease payment of approximately €0.3 million broken up into four equal payments. At the date of the signing of the Alfamation Lease Agreement, the yearly lease payment equated to approximately $0.2 million.
MARKETS
Overview
We are focused on specific target markets which include Semi, Auto/EV, Defense/Aerospace, Industrial, Life Sciences, Safety/Security and Other. Currently, our largest market in terms of annual revenue is Semi.
Semi
The Semi market includes both the broader semiconductor manufacturing industry as well as the front-end and back-end sectors within the broader semiconductor market. The roots of InTest’s engineered product history are in the back-end of Semi in integrated circuit (“IC”) testing. Today, our products and equipment sold into Semi are generally delineated as being part of either specialized wafer manufacturing (“front-end”) or semiconductor ATE (“back-end”). With our induction heating products, we serve the front-end of the semiconductor manufacturing process including silicon carbide crystal growth and epitaxial reactors. A variety of our electronic test and environmental technologies segments’ products are used in the back-end of the semiconductor manufacturing process, which includes the testing of ICs.

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
Auto/EV
In the Auto/EV market, we provide solutions that help in the quality and productivity of both internal combustion and EV manufacturing and onboard electronics. Our EV solutions include, but are not limited to, induction heating solutions for motor manufacturing, automated test equipment for battery cells, and industrial process chillers and thermal test chambers for inverter and battery testing and automated test solutions for automotive infotainment systems (for EVs, Hybrids and internal combustion engine vehicles) in both production and quality control. We believe there is a strong global growth trend in the continued electronification of vehicles and that our differentiated solutions can be applied to more customers in more geographic regions. Our Auto/EV electronics testing solutions include functional test platforms that address a broad range of test requirements, from wireless communication telematics through automotive infotainment, computer control units and touch displays and instrument clusters.
Defense/Aerospace
In the Defense/Aerospace market, we provide ATE to prime and subcontract manufacturers to ensure quality control is maintained while also providing quicker, more accurate test times of electronic circuit boards. We also provide solutions for thermal testing of equipment to ensure it will function over the specified temperature range. We believe this market is growing, in part, due to recent global political and/or economic instability.
Industrial
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
Life Sciences
In the Life Sciences market, we provide image capture products, electronic test systems, and heating systems for medical device manufacturing, as well as equipment for critical applications within the medical cold chain for pharmaceuticals chillers used in chemical extraction and distillation processes.

Safety/Security
In the Safety/Security market, our image capture and data management technologies are used in a broad variety of applications primarily related to safety and monitoring.
Other
Other end markets that we serve include, but are not limited to, specialty consumer electronics products, university research and telecom.
Market Trends
We believe the Semi market, a historically highly cyclical industry, will experience increased growth in the overall size of the market over the next several years as a result of billions of dollars of investments in new fabrication facilities around the world. These investments are being driven by the continued growth of the use of electronics and artificial intelligence, the need for powering an ever-growing number of devices, and the continued economic development of less wealthy nations. We believe the COVID-19 pandemic and an increase in geopolitical tensions in recent years have made the high concentration of semiconductor manufacturing in China and Taiwan very apparent to more wealthy nations and has spurred the investment in expansion of this industry in areas outside of these regions. While we believe the Semi market will continue to experience its historical pattern of cyclicality, we expect the effect on our business to be reduced due to our efforts to expand our customer base and the release of new products. Nonetheless, we expect the shifts in demand in the industry from periods of expansion to periods of contraction may be significant, as has been the case for the analog mixed-signal and front-end silicon carbide Semi markets in 2023, 2024, and 2025, when the industry was in a period of slowing growth and overall declines as compared to 2021 and 2022.
We believe that semiconductor manufacturers remain under pressure to maximize production yields and reduce testing costs. At the same time, the growing complexity of ICs has increased the difficulty of maximizing test yields. To address these market trends, we believe semiconductor manufacturers strive for more effective utilization of ATE, smaller test areas and increased wafer level testing which requires our differentiated solutions that include test head manipulators, test head docking stations and test interfaces. As technology advances and ICs become increasingly more complex, we believe the need for increased capabilities in the test process should drive greater demand for our equipment. We expect that more front-end testing is going to be required to ensure maximum yield from the massive capital investments being made in fabrication expansion. We have seen increased U.S. and European defense spending through defense contractors as countries provide more of their own defense. The Safety/Security market is also expected to benefit as a result of this increased defense spending. Industrial continues to be strong for thermal control products and new enhancements, along with new products in Life Sciences.

OUR SOLUTIONS
We focus our development efforts on designing and producing high quality products and highly engineered solutions that deliver superior performance and cost-effectiveness for our customers. We seek to address each manufacturer’s individual needs through innovative and customized designs, use of the best materials available, quality manufacturing practices and personalized service. We design solutions to overcome the evolving challenges facing the Semi market and the other markets that we serve, which we believe provide the following advantages:

Temperature-Controlled Testing - Our ThermoStream® products are used by manufacturers in a number of markets to stress test a variety of semiconductor and electronic components, printed circuit boards and sub-assemblies. Factors motivating manufacturers to use temperature testing include design characterization, failure analysis and quality control, as well as determining performance under extreme operating temperatures, all of which contribute to manufacturing cost savings. Our thermal platforms and temperature chambers, sold under our Sigma Systems product line, can accommodate large thermal masses and are found in both laboratory and production environments. Thermonics®’ products provide a range of precision temperature forcing systems and have been incorporated into Temptronic®’s ATS ThermoStream® product line. The Thermonics® brand is now used to market a family of process chillers for test and industrial applications.

THERMOSTREAM®
ECO SERIES Temperature Source
ECO-710E
HOT = 225.0 °C
AMB = 25.0 °C
COLD = -80.0 °C
-80.0
ECO
SERIES
inTEST Thermal Solutions
TEMPTRONIC
CORPORATION

Induction Heating - Our induction heating products are used in process applications where precision-controlled heating is needed. Customers use our induction heating products in conjunction with other technologies in various manufacturing environments to improve production efficiencies and reduce or eliminate greenhouse gas emissions. Applications for our EKOHEAT® or EASYHEAT™ induction heating products include annealing, bonding, brazing, curing, forging, heat treating, melting, shrink-fitting, crystal growing, semi-wafer heating and material testing.

Digital Streaming and Image Capturing Solutions - Videology® offers industrial-grade circuit board mounted digital imaging solutions, Zoom Block cameras and complete image capture systems. Videology® also offers OEMs imaging solutions designed to the customers’ specifications and that can interface with the customers’ software.

Scalable, Universal, High Performance ATE Integration Solutions - Our universal test head manipulators provide a high degree of positioning flexibility with a minimum amount of effort. As a result, our products can be used in virtually any test setting. Our manipulator products are designed to accommodate the increased size of test heads and can now support test heads weighing up to 1,200kg. Our docking hardware products offer precise control over the connection to test sockets, probing assemblies and interface boards, reducing downtime and minimizing costly damage to fragile components. Our newest manipulator and docking hardware designs offer automated capabilities that allow for reduced downtime and increased productivity through predictable and repeatable production setup with reduced risk of operator error. Our tester interface products optimize the integrity of the signals transmitted between the test head and the device under test by being virtually transparent to the test signals, which results in increased accuracy of the test data and may thus enable improved test yields. Our interface product offerings have recently been expanded to serve the growing market for testing higher powered devices. A hallmark of our Semi market product offerings has been, and continues to be, compatibility with a wide variety of ATE. Our manipulator and docking hardware products are all designed to be used with otherwise incompatible ATE. We believe this integrated approach to ATE facilitates smooth changeover from one tester to another, longer lives for interface components, better test results, increased ATE utilization and lower overall test costs.

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
Functional Test Equipment for Auto/EV, Life Sciences and Specialty Consumer Electronics Markets. Alfamation designs, builds, and supports a wide range of products, from individual functional test modules to fully automated systems for production quality control and product development. In automotive electronics, these systems are sold to Tier One manufacturers, whose products are delivered to car manufacturers (OEMs).
Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers’ facilities. At December 31, 2025, we had manufacturing facilities in the U.S. in Massachusetts, New Jersey, and New York as well as outside the U.S. in Canada, Germany and Italy. We provided service to our customers from sales and service personnel based in the U.S., Europe and Asia. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.
As noted above, we have a facility in Penang, Malaysia which supports applications engineering, product development and localized manufacturing for nearly all InTest brands. It serves as the main location in the region for customer product demonstrations, customer service and applications training. This facility began engineering and supply chain operations in the third quarter of 2024 and began limited manufacturing and support operations in the fourth quarter of 2025 with expansion to production of approximately 25% of all ThermoStream® products expected by mid-2026.
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

Our Electronic Test segment consists of (i) InTest EMS which has operations in New Jersey and California, (ii) Acculogic, which has operations in Canada, California and Germany and (iii) Alfamation™, which has operations in Italy and China. Semiconductor manufacturers use our InTest EMS solutions in back-end testing where our mechanical and electrical products serve production testing of wafers and specialized packaged ICs. These ICs include microprocessors, digital signal processing chips, mixed signal devices, micro-electro-mechanical systems (“MEMS”), application specific ICs and specialized memory ICs, and are used primarily in the Auto/EV, consumer electronics, Industrial, and mobile communication markets. Our products are a combination of standard designs based on industry requirements and those designed specifically to meet a customer’s particular combination of ATE. Acculogic’s product offerings include robotics-based electronic test equipment and application support services used primarily in defense/aerospace, automotive, battery, life sciences and electronic manufacturing services industries. Alfamation™’s product offerings include functional test equipment for production quality control and product development.

Our Environmental Technologies segment consists of ITS, which manufactures and sells products under the Temptronic®, Sigma, Thermonics® and North Sciences brand names and has operations in Massachusetts, Germany and Singapore. Customers use the thermal solutions produced by ITS for product development, characterization and production testing. This segment also offers ultra-cold storage solutions for the life sciences cold chain market. Our Environmental Technologies segment provides these solutions across an array of industries including automotive, defense/aerospace, industrial, life sciences and semiconductor.

Our Process Technologies segment consists of (i) Ambrell® which has operations in New York, the Netherlands and the U.K. and (ii) Videology®, which has operations in Massachusetts. Ambrell® provides customers with induction heating solutions for a wide variety of manufacturing processes. Videology® is a designer, developer and manufacturer of digital streaming and image capturing solutions. Our Process Technologies segment provides these solutions across an array of industries including automotive, defense/aerospace, industrial, life sciences, security and semiconductor.

On February 25, 2025, we notified employees of our wholly-owned subsidiary, Videology Imaging Corporation, of our intention to consolidate all operations in the Netherlands into our facility located in Mansfield, Massachusetts. This plan resulted in the closure of the Netherlands facility and the termination of certain employees at that location. The consolidation of the Netherlands operations was undertaken to increase efficiencies and lower operating costs associated with the current operation of Videology®. The consolidation was substantially completed by the end of 2025 at which point we vacated the Netherlands facility.
As a result of this action, through December 31, 2025, we recognized cash charges for severance and other one-time termination benefits of $0.8 million. While we have substantially completed this action, we expect to incur facility costs on the remaining lease until the earlier of lease termination or expiry of approximately $0.3 million.
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
Environmental Technologies Products
ThermoStream® Products: Our ThermoStream® products are used in the Semi market as a stand-alone temperature management tool, or in a variety of electronic test applications as part of our MobileTemp systems. ThermoStream® products provide a source of heated and cooled air that can be directed over the component or device under test. These systems are capable of controlling temperatures to within +/- 0.1° Celsius over a range of -100° to +300° Celsius within 1.0° Celsius of accuracy. As a stand-alone tool, ThermoStreams® provide a temperature-controlled air stream to rapidly change and stabilize the temperature of packaged ICs and other devices.
Our MobileTemp Series combines our ThermoStream® products with our family of exclusive, high-speed ThermoChambers to offer thermal test systems with fast, uniform temperature control in a compact package enabling temperature testing at the test location. MobileTemp Systems are designed specifically for small thermal-mass applications beyond the Semi market and have found applications in the automotive, electronic, fiber optic and oil field service markets testing such things as electronic sub-assemblies, sensor assemblies and printed circuit boards.
Traditionally, our customers use ThermoStream® products primarily in engineering, quality assurance and small-run manufacturing environments.
Thermal Chambers: Our thermal chamber products are available in a variety of sizes, from small bench-top units to chambers with internal volumes of twenty-seven cubic feet and greater and with temperature ranges as wide as from -190° to +500° Celsius. Chambers can be designed to utilize liquid nitrogen or liquid carbon dioxide cooling or mechanical refrigeration, and sometimes both. These chambers can accommodate large thermal masses and are found in both laboratory and production environments.
Thermal Platforms: Our thermal platforms are available in surface sizes ranging from 7.2 square inches to 616 square inches (approximately 46.5 cm2 to 3,974.2 cm2). They provide a flat, thermally conductive, precisely temperature controllable surface that is ideal for conditioning of testing devices with a flat surface. Platforms are available with temperature ranges as broad as -100° to +250° Celsius. Thermal platforms can be designed to utilize either liquid nitrogen or liquid carbon dioxide cooling or mechanical refrigeration. Platforms offer virtually unimpeded access to the device under test and their easy access and compact size makes them ideal for convenient bench-top use.
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
Process Technologies Products
EKOHEAT® Products: Our EKOHEAT® induction heating systems with power ratings from 10 kW to 1 MW are manufactured by Ambrell® and are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials in order to transform raw materials into finished parts.
EASYHEAT™ Products: Our compact EASYHEAT™ induction heating systems with power ratings from 0.5 kW to 10 kW are manufactured by Ambrell® and used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials in order to transform raw materials into finished parts.
Applications for both EKOHEAT® and EASYHEAT™ products include annealing, bonding, brazing, curing, forging, heat treating, melting, shrink-fitting, soldering and testing.
Digital Streaming and Image Capturing Solutions: Our industrial-grade imaging solutions are designed and manufactured by Videology®. They provide custom solutions for OEMs and end users and specialize in meeting customers’ design specifications for imaging systems.
Financial Information About Operating Segments and Geographic Areas
Please see “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (19) Segment and Geographic Area Information” of this Report for additional data regarding revenue, profit or loss and total assets of each of our segments and revenue attributable to foreign countries.
MARKETING, SALES AND CUSTOMER SUPPORT
We market and sell our products globally and across multiple markets. North American and European semiconductor manufacturers, as well as third-party foundries, test and assembly providers, have located most of their back-end factories in China, Taiwan and Southeast Asia. The front-end wafer fabrication plants of U.S. semiconductor manufacturers are primarily in the U.S. Likewise, European, Taiwanese, South Korean and Japanese semiconductor manufacturers generally have located their wafer fabrication plants in their respective countries.

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
Our robotics-based electronic test equipment and automated test programming services are sold in North America through a combination of internal sales staff and manufacturer representatives. Customer support is supplied by a team located throughout North America. In Europe, these products and services are sold through manufacturer representatives and supported with our employees based in Germany. In Asia, these products and services are sold through a mixture of distributors and manufacturer representatives. Customer support is provided by trained distributors and supplemented by direct employees from North America and Europe.
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
During the year ended December 31, 2025, no customer accounted for more than 10% of our consolidated revenue. During the year ended December 31, 2024, one customer accounted for 13% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment.
An important aspect of our VISION 2030 includes broadening and diversifying our customer base. We plan to do this both through acquisitions as well as through leveraging current customer relationships, increasing our portfolio of product offerings and expanding our global footprint to better serve existing and new customers. The list of our largest customers in any given period continues to shift as we advance the applications of our technologies, acquire new technologies and grow the business. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our revenue or otherwise materially affect our business, financial condition or results of operations.
MANUFACTURING AND SUPPLY
At December 31, 2025, our principal manufacturing operations consisted of assembly and testing at our facilities in the U.S. (New York, Massachusetts and New Jersey), Canada and Italy. We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third-party manufacturers or our own facilities. Our practice is to use high quality raw materials and components in our products. The primary raw materials used in fabricated parts are widely available. Substantially all of our components are purchased from multiple suppliers; however, certain raw materials and components are sourced from single suppliers, as discussed further in “Part II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Global Supply Chain Constraints.” Although, from time to time, certain components may be in short supply due to high demand or inability of vendors to meet quality or delivery requirements, we believe that all materials and components are available in adequate amounts from other sources, except as noted above.
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
Each of our Massachusetts, New York, and Canada facilities are ISO 9001:2015 certified. Our New Jersey facility manufactures products only for the semiconductor industry where ISO certification is not required, so we do not maintain any ISO certifications there. However, this location does employ the practices embodied in the ISO 9001:2008.
Our Massachusetts facility is International Traffic in Arms Regulations (“ITAR”) compliant enabling them to support the specific requirement of the U.S. Department of Defense. Our Canadian facility is compliant with the Canadian Controlled Goods Program, enabling them to support the Canadian Department of Defense and this certification also allows the Canadian facility to handle ITAR controlled products vie the ITAR Canadian Exemption.
ENGINEERING AND PRODUCT DEVELOPMENT
Our success depends on our ability to provide our customers with products and solutions that are well engineered and to design those products and solutions before, or at least no later than, our competitors. At December 31, 2025, we employed approximately 100 engineers engaged in engineering and product development. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new thermal products and the development of high-performance interfaces.
Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. In the years ended December 31, 2025 and 2024, we spent approximately $9.4 million and $8.5 million, respectively, on engineering and product development.
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
At December 31, 2025, we held 24 active U.S. patents and had two pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2026 and extending through 2039. During 2025, five U.S. patents were issued and two U.S. patents expired. We do not believe that the upcoming expiration of certain of our patents in 2026 will have a material impact on our business. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.
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
Our competitors include independent manufacturers, ATE manufacturers and, to a lesser extent, semiconductor manufacturers’ in-house ATE interface groups. Competitive factors in the markets we serve include price, functionality, timely product delivery, customer service, applications support, product performance and reliability. We believe that our long-term relationships with our customers in the various markets we support and our commitment to, and reputation for, providing high quality products, are important elements in our ability to compete effectively in all of our markets. Our digital streaming and image capturing solutions compete in a large space with multiple small competitors. We do not believe that there is a competitor that has over 5% share of the current market.

Principal Competitors

Manipulator products, docking hardware products and tester interface products:	Advantest Corporation, Esmo AG, Reid-Ashman Manufacturing Inc., and Teradyne, Inc.
Acculogic products:	Digitaltest GmbH, Seica S.p.A., SPEA S.p.A., and Takaya Corporation
Alfamation™ test equipment:	NOFFZ Technologies GmbH, Konrad Technologies GmbH, TST Total Solutions Technology Ltd, MCD Elektronik GmbH, and Averna Technologies Inc.
Flexmedia XM® products	Intrepid Control Systems Inc, GÖPEL electronic GmbH, TZ Electronic Systems GmbH, and Solectrix GmbH
ThermoStream® products	FTS Systems, a part of ATS Corporation, and MPI Corporation
Environmental chambers	Cincinnati Sub-Zero Products, Inc., Espec Corp., and Thermotron Industries
Thermal platforms	Environmental Stress Systems Inc.
Liquid chillers	Huber Kältemaschinenbau AG, Julabo GmbH, Boyd Corporation, and Advanced Thermal Sciences Corporation
Life Sciences products	Panasonic Health Care Holdings Corporation, Haier Group Corporation, Thermo Fisher Scientific Corporation, and Eppendoerf AG
EKOHEAT® and EASYHEAT™ products	Inductotherm Corporation, Park-Ohio Holdings Corporation, ENRX Corporation, Trumpf Hüttinger GmbH, Ultraflex Power Technologies, and CEIA S.p.A.
BACKLOG
At December 31, 2025, our backlog of unfilled orders for all products was $53.9 million compared with $39.5 million at December 31, 2024. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in the next twelve months. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period. See also the discussion of backlog in “Part II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations; Orders and Backlog.”
EMPLOYEES
At December 31, 2025, we had 407 employees (385 of which were full-time), including 214 based domestically and 193 based outside the U.S. Substantially all of our key employees are highly skilled and trained technical personnel. Only four of our employees (both outside the U.S.) are represented by a labor union, and we have never experienced a work stoppage. From time to time, we retain temporary workers or third-party contractors to assist us in manufacturing operations and engineering and product development projects.
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
Item 1A.    RISK FACTORS
The following disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company, our future performance and our securities in the future, or could cause actual results to differ materially from those expressed or implied in our forward-looking statements. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Furthermore, the risks and uncertainties described below are not the only risks facing us and we cannot predict every event and circumstance that may adversely affect our business. However, these risks and uncertainties are the most significant factors that we have identified and believe at this time. If one or more of these risks actually occurs, our business, results of operations and/or financial condition could suffer, and the price of our stock could be negatively affected.
RISKS RELATED TO OUR ACQUISITION AND GROWTH STRATEGY
We seek to grow our business through the acquisition of additional businesses. If we are unable to do so, our future rate of growth may be reduced or limited. We may incur significant expenses related to due diligence or other transaction-related expenses for a proposed acquisition that may not be completed.
A key element of our growth strategy is to acquire businesses, technologies or products that are complementary to our current product offerings. We seek to make acquisitions that will further expand our product lines as well as strengthen our positions in the markets we serve and provide expansion into new markets. We may not be able to execute our acquisition strategy and our future growth may be limited if:
•we are unable to identify suitable businesses, technologies or products to acquire;
•we do not have sufficient cash or access to required capital at the necessary time;
•we are unwilling or unable to outbid larger companies with greater resources; or
•we are unable to successfully close proposed acquisitions.
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
If we acquire additional businesses, technologies or products, we will face the following additional risks:
•acquisitions could divert management’s attention from daily operations or otherwise require additional management, operational and financial resources;
•we might not be able to integrate acquisitions into our business successfully or operate acquired businesses profitably;
•we may realize substantial acquisition-related expenses that would reduce our net earnings in future years;
•we may not realize the expected benefits of such acquisitions;
•our investigation of potential acquisition candidates may not reveal problems and liabilities of the companies and businesses that we acquire;
•any acquisitions may pose risks associated with entry into new geographic markets, including outside the U.S., distribution channels, lines of business or product categories, where we may not have significant or any prior experience and where we may not be as successful or profitable as we are in businesses and geographic regions where we have greater familiarity and brand recognition;
•an acquisition may result in disparate information technology, internal control, financial reporting and record-keeping systems;
•an acquisition may result in employee anxiety, morale and/or engagement issues and employees not familiar with our business;
•an acquisition may result in the loss of our or the acquired company’s key personnel, customers, distributors or suppliers; and

•we may become exposed to litigation or claims associated with an acquisition.
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
In connection with our acquisition of Acculogic we have recorded a contingent consideration liability that represents the fair value of additional payments we may make to the seller of up to an additional CAD $5.0 million in the five-year period from 2022 through 2026. The additional payments will be based on a percentage of net invoices for which payments have been received on systems sold to EV battery customers exceeding CAD $2.5 million per year in each of the five years. The maximum payment is capped at CAD $5.0 million, which equates to approximately USD $3.7 million at December 31, 2025. There were no payments due for the years ended December 31, 2022 or 2023. We paid the contractually due amount for 2024 during the first quarter of 2025 and expect to make the payment for the amount due for 2025 in the first quarter of 2026. The fair value of this contingent consideration liability involves assessing the total amount of revenue we expect from sales to EV or battery customers during the applicable time periods as well as when we expect to receive payment for the related net invoices. At December 31, 2025, the total contingent consideration liability on our Consolidated Balance Sheet was USD $0.6 million which was its estimated fair value at that date. Any future adjustments to the estimated fair value of the contingent liability will be recorded in our results of operations for the period in which the adjustment occurs.
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
If we fail to accurately assess and successfully integrate any recent or future acquisitions, we may not achieve the anticipated benefits, which could result in lower revenue, unanticipated operating expenses, and financial losses. Successful integration involves many challenges, including:
•the difficulty of integrating acquired operations and personnel with our existing operations;
•the difficulty of developing, manufacturing, and marketing new products and services;
•the diversion of our management’s attention as a result of evaluating, negotiating and integrating acquisitions;
•in some cases, our exposure to unforeseen liabilities of acquired companies; and
•the loss of key employees of an acquired business operation.
In addition, an acquisition could adversely impact cash flows, operating results, and stockholder interests, for many reasons, including:
•contingent consideration payments;
•the issuance of securities in connection with an acquisition or new business venture that dilutes or lessens the rights of our current stockholders;
•charges to our income to reflect the impairment of acquired intangible assets, including goodwill; and
•interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture.
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
We sell certain of our products in markets other than the Semi market, including the Auto/EV, Defense/Aerospace, Industrial, Life Sciences and Safety/Security markets. During 2025 and 2024, our sales to markets other than the Semi market were $77.9 million and $82.0 million, respectively, and represented 68% and 63% of our consolidated revenue, respectively. Our goal is to increase our sales to markets other than Semi; however, in most cases, the expansion of our product sales into these new markets has occurred in the last several years, and we may experience difficulty in expanding our sales efforts further into these markets. These difficulties could include hiring sales and marketing staff with sufficient experience selling into these new markets and our ability to continue to develop products which meet the needs of customers in these markets and which are not currently offered by our competitors. In addition, due to the highly specialized nature of certain of our product offerings in these markets, we do not expect broad market penetration in many of these markets. If we are unable to expand these sales, our revenue and results of operations will remain substantially dependent upon the cycles of the Semi market.
RISKS RELATED TO OUR BUSINESS OPERATIONS
If our suppliers do not meet product or delivery requirements, or inflationary pressures continue to increase and we cannot increase our prices to our customers, we could have reduced revenues and earnings.
During 2022, as global supply chain constraints became more pronounced, we experienced price increases and lack of availability from several of our normal suppliers for the materials needed to produce our products in a timely manner and/or with the level of margins we typically expect to achieve. While the global supply chain seems to have returned to a more normalized state during 2025, ongoing uncertainty from geopolitical events and the global trade environment, including changes in the United States’ or international trade policy, tariffs, export controls, quotas, embargoes, or sanctions may trigger additional retaliatory actions by affected countries resulting in “trade wars” and further increased costs for goods and materials transported globally, which may negatively impact our customers, revenues and earnings. Furthermore, certain components of our products may continue to be in short supply from time to time because of high demand or the inability of some vendors to consistently meet our quality or delivery requirements. A significant portion of our material purchases require some custom work, and there are not always multiple suppliers capable of performing such custom work on a timely or cost-effective basis. If any of our suppliers were to cancel commitments or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, have reduced revenues and earnings, experience reputational harm and be subject to contractual penalties, any of which could have a material adverse effect on our business, results of operations and financial condition. Additionally, we may not be able to raise our prices to our customers in an amount or timeframe sufficient to offset the increases in price we are experiencing from our suppliers. This could result in a reduction in our earnings in future periods.
A breach of our operational or security systems could negatively affect our business, our reputation and results of operations.
We rely on various information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, including confidential data, and to carry out and support a variety of business activities, including manufacturing, research and development, supply chain management, sales and accounting. A failure in, or a breach of, our operational or security systems or infrastructure, or those of our suppliers and other service providers, including as a result of cyberattacks, could disrupt our business, result in the disclosure or misuse of proprietary or confidential information, result in litigation, damage our reputation, cause losses and significantly increase our costs. Although we have been and continue to be the target of security attacks, we have not experienced material losses to date related to such incidents. Nevertheless, there can be no assurance that we will not suffer such losses in the future. In addition, domestic and international regulatory agencies have implemented, and are continuing to implement, various reporting and remediation requirements that companies must comply with upon learning of a breach. While we have insurance that may protect us from incurring some of these costs, there is no assurance that such insurance coverage is adequate to cover all costs and damages incurred in connection with a cyberattack.
Risks related to artificial intelligence technologies, including generative AI, could adversely affect our products, operations, intellectual property, and reputation.
As models improve, we expect to be increasingly incorporating artificial intelligence (“AI”), including machine learning and generative AI models, into our electronic test and process control platforms, as well as into our internal engineering, customer support, and business operations tools. These technologies are complex and rapidly evolving, and may not perform as intended across all devices, and use cases, which could lead to inaccurate test results, sub‑optimal process recommendations, yield loss, product failures at our customers, and associated warranty, indemnity, or other claims.
Our use of AI depends on large volumes of manufacturing, design, and test data, much of which is proprietary to us or our customers. If our own systems or third‑party AI tools are misconfigured, compromised, or improperly used, AI inputs or outputs could inadvertently expose sensitive product roadmaps, process recipes, customer confidential information, or our trade secrets, increasing the risk of intellectual property theft, competitive harm, or contractual liability. Malicious actors may also use AI to develop more sophisticated cyberattacks, including targeted phishing, impersonation, or model‑extraction attacks against our AI‑enabled products and services, which could result in unauthorized access to our or our customers’ environments, disruptions to our solutions, or data loss.
We rely in part on third‑party AI infrastructure, models, and data services. Defects, outages, policy changes, or security incidents at these third parties, or their failure to comply with emerging AI, data protection, export control, or industry‑specific regulations, could disrupt our offerings, limit our ability to deploy or enhance AI features, or subject us and our customers to additional compliance costs, investigations, or penalties. Governments in the United States and other jurisdictions are adopting, or may adopt, new frameworks specific to AI transparency, safety, security, and accountability; these rules may impose constraints on training data, model usage, explainability, or cross‑border data transfers that increase our development costs, delay product introductions, or limit certain AI‑enabled capabilities.
AI development also intensifies competition for highly skilled technical personnel with expertise in data science, machine learning, and AI safety. If we are unable to attract, train, and retain such personnel, we may be slower than competitors in incorporating AI into our test and process technologies, which could reduce the competitiveness of our solutions. In addition, as customers and regulators scrutinize the accuracy, fairness, and transparency of AI‑driven recommendations used in semiconductor manufacturing and reliability screening, any perceived or actual bias, errors, or lack of explainability in our AI features could damage our reputation, lead to reduced adoption of our AI‑enabled products, and expose us to product, contractual, or regulatory claims.
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
If material weaknesses in our internal control over financial reporting are identified in the future, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner, which may adversely affect investor confidence in our Company and, as a result, the value of our common stock.
We cannot be certain that material weaknesses in our internal control over financial reporting will not occur in the future. If material weaknesses are identified in the future, or if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, our reported financial results could be materially misstated and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the value of our common stock could decline.

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
Our credit facility (the “Loan Agreement”) with M&T Bank (“M&T”) contains covenants requiring us to, among other things, provide financial and other information and to provide notice upon the occurrence of certain events affecting us or our business. These covenants also place restrictions on our ability to incur additional indebtedness, and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. If we fail to satisfy one or more of the covenants under our Loan Agreement, we would be in default thereunder and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our facility. Under such circumstances, we may have difficulty in locating another lender that would be willing to extend credit to us, and other sources of capital may not be available to us on reasonable terms or at all.
At March 31, 2025, we were in compliance with all of the covenants included in the Loan Agreement, except for the fixed charge coverage ratio financial covenant which was 0.99 to 1.0 for the quarter ended March 31, 2025, for which we received a one-time waiver from M&T on May 1, 2025.
On August 5, 2025, we executed the Sixth Amendment to the Loan Agreement, which formally waives the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. During the period of this waiver we are required to request consent from M&T if we wish to utilize our revolving facility and we formally pledged a portion of our cash holdings equal to our total open debt with M&T. At December 31, 2025, we had total debt of $3.8 million with M&T and were in compliance with all other covenants included in the credit facility including the debt covenants of the Loan Agreement. See “Part II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Credit Facility” and “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (10) Debt” in this Report for a discussion of the material terms of our credit facility.

We hold our cash and cash equivalents that we use to meet our working capital needs in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.
We hold our cash and cash equivalents that we use to meet our working capital needs in deposit accounts at multiple financial institutions. We also hold $3.8 million of restricted cash at M&T under the terms of the Sixth Amendment to the Loan Agreement. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”), standard deposit insurance limit or similar government guarantee schemes. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our obligations.
For example, in March 2023, Silicon Valley Bank and Signature Bank were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of Silicon Valley Bank and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.
We also maintain cash equivalent investment accounts with other financial institutions in which we hold our cash equivalent investments and, if access to the funds we use for working capital is impaired, we may not be able to sell these investments or transfer funds from our investment accounts to new accounts on a timely basis sufficient to meet our working capital needs.
We face risks associated with doing business in China.
We conduct sales and other business operations in China, as a result, the economic, political, legal and social conditions in China could harm our business. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the intellectual property we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:
•The Chinese government exerts substantial influence over the manner in which we must conduct our business activities;
•Restrictions on currency exchange may limit our ability to receive, transfer and use our cash effectively;
•Increased uncertainties related to the enforcement of intellectual property rights including any intellectual property rights that we may license to a Chinese (or other emerging jurisdiction) entity, including any joint ventures we may form;
•Increased uncertainties relating to Chinese regulation of exports of products and technology to and from China;
•Increased and rapidly changing export and related trade regulations and restrictions imposed by U.S. and Chinese legislation, executive actions and regulations;
•Difficulty of travel to and from China (and to and from U.S.) arising from or related to the COVID-19 pandemic or any future pandemic;
•The Chinese government may favor its local businesses and make it more difficult for foreign businesses to operate in China on an equal footing, or create generally difficult conditions for foreign headquartered businesses to operate;
•Increased uncertainties related to the enforcement of contracts with certain parties;
•More restrictive rules on foreign investment could adversely affect our ability to expand our operations in China; and

•Geopolitical tensions between China on the one hand and the U.S., Canada and/or the European Union on the other hand, may increase and may lead to increased export sanctions with Chinese entities and sanctions made against China.
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
Changes in U.S. and foreign trade policy, including the imposition of tariffs and other trade barriers, could adversely affect our business, financial condition, and results of operations. For example, the continued tariff negotiations have increased our material costs and may force us to seek alternative suppliers or navigate through a period of reduced orders and revenues and/or unprofitability if we are unable to pass cost increases onto customers. Approximately 57% of our sales for the year ended December 31, 2025, were shipped to customers outside of the United States and thus potentially exposed to tariffs. Retaliatory tariffs by China and other countries could further disrupt our supply chain, reduce demand for our products, or result in lost sales. While certain tariffs have subsequently been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. The unpredictable nature of these trade policies and the potential for further escalation may increase uncertainty and volatility in our industry, which could negatively impact our financial performance.
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
We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, our operating results could be materially and adversely affected.
During the year ended December 31, 2025, no customer accounted for more than 10% of our consolidated revenue. During the year ended December 31, 2024, one customer accounted for 13% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. During the years ended December 31, 2025 and 2024, our ten largest customers accounted for approximately 36% and 45% of our consolidated revenue, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.
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
In late February 2022, Russia invaded Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and trade actions against Russia. The U.S. also added sanctions to Belarus. The U.S. and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia or its allies in response. The continuing conflict has caused regional instability and could cause geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy, which could materially adversely affect our financial condition or results of operations.
The conflict and actions taken in response to the conflict could increase our costs or disrupt our supply chain for certain unique materials. Specifically, Acculogic purchases certain parts from a key sole-source supplier in Belarus, which is bordered by Russia to the east and northeast and Ukraine to the south. In August 2024, the U.S., Canada and the European Union added additional sanctions which included adding this supplier to the list of prohibited entities in Belarus. We are complying with these sanctions and have not received materials from this supplier since the issuance of Executive Order 14038. We have qualified a new supplier for these materials and have a supply of these materials on hand to support new production. Our first system incorporating these new materials was shipped to one of our customers at the end of the second quarter of 2025.

Additionally, we have applied to the Office of Foreign Asset Control (“OFAC”) and Global Affairs Canada for permission to purchase materials from the Belarus supplier to support repairs and warranty claims for the existing units already in service with our customers. We have not yet received such permission from Global Affairs Canada. In December 2025, we received a license from OFAC allowing us to purchase a specified dollar amount of these parts from this supplier through June 30, 2026. We are currently in the process of placing an order under this license. We expect to receive these materials later in the first quarter of 2026. However, until these materials are received at our facility in the U.S., there can be no assurance that such purchase will be successfully completed.
We have a sole source supplier of components in Israel and the continuing conflicts in the Middle East could disrupt our supply chain or cause other adverse effects on our revenue and earnings.
In early October 2023, Hamas attacked Israel and Israel formally declared war in response to the attack. Although a cease-fire was declared in October 2025, hostilities continue. On February 28, 2026, the U.S. and Israel launched a coordinated military operation against Iran, and Iran has responded with attacks affecting certain Persian Gulf states as well as Israel. It is unclear when these continuing conflicts will end and these conflicts are likely to cause regional instability that could materially adversely affect global trade, regional economies and the global economy, which could materially adversely affect our financial condition and results of operations. Ambrell® has a sole source supplier of capacitors used in certain of our induction heating products that is located in Israel. This supplier is the sole source supplier of capacitors for numerous induction companies, and currently there are no viable alternatives available. We have been in contact with our supplier since the conflict with Iran began and have been advised that their operations are currently uninterrupted. Our supplier has indicated that they have large amount of stock available at more than one facility in Israel, so they believe they have redundancies in place that will help ensure that the supply chain is uninterrupted. We continue to monitor this situation and are staying in close contact with this supplier. There can be no assurance that the situation will not worsen, which could impact our ability to assemble and ship certain of our induction heating products which could have a material impact on our results of operations in future periods.
A substantial portion of our customers are located outside the U.S., which exposes us to foreign political and economic risks.
We have operated internationally for many years and expect to expand our international operations to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 42% and 39% of consolidated revenue in 2025 and 2024, respectively. Revenue from foreign customers based on “ship to” location totaled $64.7 million, or 57% of consolidated revenue in 2025, and $80.9 million, or 62% of consolidated revenue in 2024. We expect our revenue from foreign customers will continue to represent a significant portion of total revenue. In addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:
•the effects of certain foreign customers being added to the list of restricted customers by the U.S. Department of Commerce;
•the implementation of trade tariffs by the U.S. and other countries that would impact our products;
•political and economic instability in foreign countries;
•the imposition of financial and operational controls and regulatory restrictions by foreign governments;
•the need to comply with a wide variety of U.S. and foreign import and export laws;
•local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;
•trade restrictions;
•changes in taxes;
•longer payment cycles;
•fluctuations in currency exchange rates; and
•the greater difficulty of administering business abroad.

A significant portion of our cash position is maintained overseas and we may not be able to repatriate cash from overseas when necessary, which could have an adverse effect on our financial condition.
While much of our cash is in the U.S., a significant portion is generated from and maintained by our foreign operations. At December 31, 2025, $10.2 million, or 72% of our cash and cash equivalents was held by our foreign subsidiaries. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address our cash requirements and if we are unable to efficiently and timely repatriate cash from overseas. Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. If we are unable to repatriate the earnings of our subsidiaries, it could have an adverse impact on our ability to redeploy earnings in other jurisdictions where they could be used more profitably.
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
Historically, our operating results have fluctuated significantly from quarter to quarter. We believe that these fluctuations occur primarily due to the cycles of demand in the semiconductor manufacturing industry. In addition to these changing cycles of demand, other factors that have caused our quarterly operating results to fluctuate in the past or that may cause fluctuations and losses in the future, include:
•costs related to due diligence and transaction-related expenses for a proposed acquisition that does not get completed;
•costs and timing of integration of our acquisitions and plant consolidations and relocations;
•changes in demand in the markets we serve including the Auto/EV, Defense/Aerospace, Industrial, Life Sciences and Safety/Security markets;
•the state of the U.S. and global economies;
•changes in the buying patterns of our customers including any changes in the rate of, and timing of, purchases by our customers;
•the impact of interruptions in our supply chain caused by external factors;
•changes in our market share;

•the impact of regional or global pandemic on our business;
•the technological obsolescence of our inventories;
•quantities of our inventories greater than is reasonably likely to be utilized in future periods;
•fluctuations in the level of product warranty charges;
•competitive pricing pressures;
•excess manufacturing capacity;
•our ability to control operating costs;
•delays in shipments of our products;
•the mix of our products sold;
•the mix of customers and geographic regions where we sell our products;
•changes in the level of our fixed costs;
•costs associated with the development of our proprietary technology;
•our ability to obtain raw materials or fabricated parts when needed;
•increases in costs of component materials;
•cancellation or rescheduling of orders by our customers;
•changes in government regulations; and
•geopolitical instability.
Because the market price of our common stock has tended to vary based on, and in relation to, changes in our operating results, fluctuations in the market price of our stock are likely to continue as variations in our quarterly results continue.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
Cyber Security Governance
Oversight of cybersecurity risks by management is led by our Risk and Information Security (“IT”) Committee, which is chaired by our Corporate Vice President of IT and Cybersecurity and comprised of members of senior management including our Chief Executive Officer and Chief Financial Officer and our Corporate Vice President of Human Resources.
Our Vice President of IT and Cyber Security has over 15 years of experience in IT roles and holds a cybersecurity professional certificate and an MBA in information technology management. The VP and IT team work with the executive leadership team to implement appropriate cybersecurity controls and to respond to cybersecurity threats in accordance with our Incident Response Plan (the “IRP”) and Information Security Policy.
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
Risk Management and Strategy
Cybersecurity is a key component of our overall risk management system. We are implementing processes that are designed to effectively manage risks from cybersecurity threats. The IT Committee currently has in place the IRP which lays out our guidelines for responding to and handling cyber incidents. The IRP helps to ensure a quick and organized response in the event of a cyber incident and helps ensure all necessary members of management, the Board and legal counsel are informed so action can be taken as soon as possible. Under the IRP, once a cyber incident is identified, a response team will review the details of the cyber incident, inform management and the Board and work to secure our systems and fix the vulnerability. An investigation will be conducted, with the assistance of third-party consultants if needed, to determine the root cause of the cyber incident, the materiality of the cyber incident, and any disclosure or legal obligations that will stem from the cyber incident.
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
We have been the victim of cybersecurity incidents and may be the subject of cybersecurity incidents in the future. See “Part I; Item 1A. Risk Factors” for more information about the risk posed to us by cybersecurity threats.
Item 2.    PROPERTIES
As of December 31, 2025, we leased 13 facilities worldwide. The following chart provides information regarding each of our principal leased facilities as of December 31, 2025:

Location	Lease Expiration	Approx. Square Footage	Principal Uses
Rochester, NY	April 2028	79,150	Process Technologies segment operations (principal facility for Ambrell®)
Mansfield, MA	February 2032	58,800	Environmental Technologies segment operations (principal facility for ITS), Process Technologies segment operations (principal facility for Videology®)
Milan, Italy	February 2030	51,871	Electronic Test segment operations (principal facility for Alfamation™)
Mt. Laurel, NJ	April 2031	33,650	Corporate headquarters and Electronic Test segment operations
Penang, Malaysia	June 2027	25,000	Applications engineering, product development and localized manufacturing for nearly all InTest brands
Markham, Ontario, Canada	February 2028	16,437	Electronic Test segment operations (principal facility for Acculogic Inc.)
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

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Our common stock is traded on NYSE American LLC (“NYSE American”) under the symbol “INTT.” On February 27, 2026, the closing price for our common stock as reported on the NYSE American was $11.65. At February 27, 2026, we had 12,495,544 shares outstanding that were held by approximately 1,000 beneficial and record holders.
No dividends were paid on our common stock in the years ended December 31, 2025 or 2024. We do not currently plan to pay cash dividends in the foreseeable future. Our current policy is to use any future earnings for reinvestment in the operation and expansion of our business, including possible acquisitions of other businesses, technologies or products and, when approved by our Board of Directors, to repurchase our outstanding common stock. Payment of any future dividends will be at the discretion of our Board of Directors.
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
On March 5, 2025, the Board of Directors authorized the renewal of the Repurchase Plan without a fixed expiration date. As of the renewal date, we had $9.0 million available for repurchases under the renewed Repurchase Plan. We are not obligated to purchase any common stock under the Repurchase Plan. Further, the Repurchase Plan may be suspended or discontinued at any time without prior notice. There were no repurchases since the renewal.
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
Item 6.    RESERVED
Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our audited consolidated financial statements and related notes included in this Report for the year ended December 31, 2025. In addition, please refer to the discussion of our business and markets contained in “Part I, Item 1. Business” of this Report. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under “Cautionary Statement Regarding Forward-Looking Statements” and “Part I; Item 1A. Risk Factors,” and elsewhere throughout this Annual Report. Our actual results could differ materially from those discussed in the forward-looking statements or from our prior results.
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
MARKETS
As discussed in “Part I; Item 1. Business; Markets,” we are focused on specific target markets which include both the front-end and back-end of the semiconductor manufacturing, Auto/EV, Defense/Aerospace, Industrial, Life Sciences, Safety/Security and Other. The Semi market, which includes both the broader semiconductor market, as well as the more specialized ATE and wafer production sectors within the broader semiconductor market, has historically been the largest single market in which we operate. The Semi market is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns and is subject to periods of significant expansion or contraction in demand. Our intention is to continue diversifying our markets, our product offerings within the markets we serve and our customer base across all of our markets with the goal of reducing our dependence on any one market, product or customer. In particular, we are seeking to reduce the impact of volatility in the Semi market on our results of operations.
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

As discussed “Part I; Item 1. Business; Strategy,” although the Semi market remains our largest market, as part of our strategy to grow our business, we are focused on several other key target markets where we believe our products address test and process requirements and where we believe there is significant potential for growth. These key target markets include Auto/EV, Defense/Aerospace, Industrial, Life Sciences, Safety/Security and Other. We believe that these markets are usually less cyclical than the Semi market. While market share statistics exist for some of these markets, due to the nature of our highly specialized product offerings in these markets, we do not expect broad market penetration in many of these markets and, therefore, do not anticipate developing meaningful market shares in most of these markets.
In addition, because of our limited market share, our orders and revenue in any given period in these markets do not necessarily reflect the overall trends in these markets. Consequently, we are continuing to evaluate buying patterns and opportunities for growth in these, and other markets, that may affect our performance. The level of our orders and revenue in all of the markets we serve has varied in the past, and we expect will vary significantly in the future, as we work to build our presence in our current markets and establish new markets for our products.
ACQUISITION
On March 12, 2024, we entered into a stock purchase agreement to acquire all of the outstanding capital shares of Alfamation S.p.A., a leading global provider of state-of-the-art test and measurement solutions for the Auto/EV, Life Sciences and specialty consumer electronics markets. Alfamation™ was founded in 1991 and is headquartered in Milan, Italy. Alfamation™ also has a small sales and service subsidiary based in Suzhou City, China. Alfamation™ is part of our Electronic Test operating segment. The aggregate purchase price was approximately €20 million comprised of €18 million in cash (approximately $19.7 million) and 187,432 shares of our common stock (valued at $2.1 million based on the closing price of our stock on the date of acquisition). The cash portion of the purchase price was subject to customary working capital adjustments which were finalized in June 2024 and resulted in recording an additional €0.1 million (approximately $0.1 million) of cash purchase price for assets delivered at closing in excess of agreed upon thresholds. The liabilities assumed in connection with the acquisition included debt of approximately €10.3 million, or $11.3 million. After all closing adjustments, the total purchase price was $21.9 million. We finalized our allocation of the purchase price to assets acquired and liabilities assumed during the fourth quarter of 2024.
As noted in “Part I; Item 2. Properties” and “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (3) Acquisition; Note (9) Leases,” in connection with the acquisition, we entered into a related-party lease agreement with the former owner of Alfamation™.
KNOWN TRENDS
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
GLOBAL SUPPLY CHAIN CONSTRAINTS
In early October 2023, Hamas attacked Israel and Israel formally declared war in response to the attack. Although a cease-fire was declared in October 2025, hostilities continue. On February 28, 2026, the U.S. and Israel launched a coordinated military operation against Iran, and Iran has responded with attacks affecting certain Persian Gulf states as well as Israel. It is unclear when these continuing conflicts will end and these conflicts are likely to cause regional instability that could materially adversely affect global trade, regional economies and the global economy, which could materially adversely affect our financial condition and results of operations. Ambrell® has a sole source supplier of capacitors used in certain of our induction heating products that is located in Israel. This supplier is the sole source supplier of capacitors for numerous induction companies, and currently there are no viable alternatives available. We have been in contact with our supplier since the conflict with Iran began and have been advised that their operations are currently uninterrupted. We maintain a two-to-three month safety stock on these items. Our supplier has indicated that they have large stock available at more than one facility in Israel, so they believe they have redundancies in place that will help ensure that the supply chain to their customers is uninterrupted. We continue to monitor the situation closely and are staying in close contact with our supplier. However, there can be no assurance that the situation will not worsen which could impact our ability to ship certain of our induction heating products which could have a material impact on our future results of operations.
Acculogic has historically purchased certain parts from a key sole-source supplier in Belarus, which is bordered by Russia to the east and northeast and Ukraine to the south. As a result of the ongoing war between Russia and Ukraine, in August 2024, the U.S., Canada and the European Union added additional sanctions on Belarus, which included adding this supplier to a list of prohibited entities. We have not received materials from this supplier since the issuance of Executive Order 14038.
We have qualified a new supplier for these materials and have a supply of these materials on hand to support new production. Our first system incorporating these new materials shipped to one of our customers at the end of the second quarter 2025.
Additionally, we have applied to OFAC and Global Affairs Canada for permission to purchase materials from the Belarus supplier to support repairs and warranty claims for the existing units already in service with our customers. We have not yet received such permission from Global Affairs Canada. In December 2025, we received a license from OFAC allowing us to purchase a specified dollar amount of these parts from this supplier through June 30, 2026. We are currently in the process of placing an order under this license. We expect to receive these materials later in the first quarter of 2026. However, until these materials are received at our facility in the U.S., there can be no assurance that such purchase will be successfully completed.
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
CRITICAL ACCOUNTING POLICIES / ESTIMATES
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
Inventory Valuation
Inventories are generally valued at cost on a first-in, first-out basis, not in excess of net realizable value except inventory acquired in a business combination, which is recorded at fair value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. Our criteria identify excess material as the quantity of material on hand that is greater than the average annual usage of that material over the prior three years and obsolete material as material that has not been used in a work order during the prior twenty-four months. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. During 2025 and 2024, we recorded inventory obsolescence charges for excess and obsolete inventory of $0.8 million and $0.7 million, respectively.
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
The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. At December 31, 2025 and 2024, goodwill was $32.4 million and $30.7 million, respectively. We did not record any impairment charges related to our goodwill during 2025 or 2024.
Indefinite-lived intangible assets are assessed for impairment annually at the beginning of the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a part of the impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Our indefinite-lived intangible assets were trademarks and trade names carried at $10.5 million and $10.2 million at December 31, 2025 and 2024, respectively. We did not record any impairment charges related to our indefinite-lived intangible assets during 2025 or 2024.
Long-lived assets, which consist of finite-lived intangible assets, property and equipment and right-of-use (“ROU”) assets, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset group. If impairment is indicated, the asset group is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time. At December 31, 2025 and 2024, finite-lived intangibles, property and equipment and ROU assets in aggregate were $28.2 million and $31.4 million, respectively. We did not record any impairment charges related to our long-lived assets during 2024. As part of the Videology Consolidation during 2025, we recorded immaterial impairment charges related to certain property and equipment and ROU assets. There were no other impairments during 2025. See “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (16) Restructuring” for further discussion related to the Videology impairment.
Contingent Consideration Liabilities
The contingent consideration liabilities on our Consolidated Balance Sheets are accounted for in accordance with the guidance in ASC Topic 820 - Fair Value Measurement (“ASC 820”). ASC 820 establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Our contingent consideration liabilities are measured at fair value on a recurring basis using Level 3 inputs which are inputs that are unobservable and significant to the overall fair value measurement. These unobservable inputs reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.
Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021. The contingent consideration liability represents the fair value of additional payments we may make to the seller of up to an additional CAD $5.0 million in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2.5 million per year in each of the five years. There were no payments due to the seller for the years ended December 31, 2023 or 2022, while immaterial amounts were due for 2025 and 2024 and were recorded as a component of other current liabilities. The maximum payment over the five-year period is capped at CAD $5.0 million, which equates to approximately $3.7 million at December 31, 2025. We paid the contractually due amount for 2024 during the first quarter of 2025 and expect to make the payment for the amount due for 2025 in the first quarter of 2026.
To estimate the fair value of the contingent consideration at the acquisition date, an option-based income approach using a Monte Carlo simulation model was utilized due to the non-linear payout structure. As of the acquisition date, this resulted in an estimated fair value of $1.4 million. This amount was recorded as a contingent consideration liability and included in the purchase price as of the acquisition date. We reassess the estimated fair value of this liability annually using this same approach, or more frequently, if we determine that there have been material changes to the assumptions used in the calculation of the probable payout. The fair value of this Level 3 instrument involves assessing the total amount of revenue we expect from sales to EV or battery customers during the applicable time period as well as when we expect to receive payment for the related net invoices. At December 31, 2025 and 2024, the total contingent consideration liability on our Consolidated Balance Sheets were $0.6 million and $0.9 million, respectively.
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
Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. At December 31, 2025 and 2024, we had a net deferred tax asset of $0.8 million and $0.1 million, respectively. Our deferred tax valuation allowance at December 31, 2025 and 2024 was $0.8 million and $0.3 million, respectively.
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
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenue

	Year Ended
	December 31,		Change
(in thousands except percentages)	2025	2024	$	%
Electronic Test	$56,194	$63,878	$(7,684)	(12.0%)
Environmental Technologies	29,294	28,898	396	1.4%
Process Technologies	28,337	37,914	(9,577)	(25.3%)
Total revenue	$113,825	$130,690	$(16,865)	(12.9%)
The following table disaggregates revenue by market:

Revenue
(in thousands except percentages)	Year Ended December 31,				Change
	2025		2024		$	%
Semi	$35,970	31.6%	$48,708	37.3%	$(12,738)	(26.2%)
Auto/EV	22,718	20.0%	32,871	25.2%	(10,153)	(30.9%)
Defense/Aerospace	14,256	12.5%	15,317	11.7%	(1,061)	(6.9%)
Industrial	17,402	15.3%	13,382	10.2%	4,020	30.0%
Life Sciences	9,047	7.9%	5,400	4.1%	3,647	67.5%
Safety/Security	2,892	2.5%	2,946	2.3%	(54)	(1.8%)
Other	11,540	10.1%	12,066	9.2%	(526)	(4.4%)
	$113,825	100.0%	$130,690	100.0%	$(16,865)	(12.9%)
*     Percentages may not add up due to rounding
Compared with the prior year period, revenue for the year ended December 31, 2025 declined, led by Semi, Auto/EV and Defense/Aerospace as customers appeared hesitant to commit to capital projects against a backdrop of a prolonged semiconductor market weakness and global economic and tariff uncertainties. These decreases were partially offset by increases in Industrial and Life Sciences.
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
The following table disaggregates orders received by market:

Orders
(in thousands except percentages)	Year Ended December 31,				Change
	2025		2024		$	%
Semi	$34,409	26.8%	$44,574	41.4%	$(10,165)	(22.8%)
Auto/EV	36,564	28.5%	19,390	18.0%	17,174	88.6%
Defense/Aerospace	16,217	12.6%	13,715	12.7%	2,502	18.2%
Industrial	17,206	13.4%	11,265	10.5%	5,941	52.7%
Life Sciences	10,924	8.5%	4,603	4.3%	6,321	137.3%
Safety/Security	3,202	2.5%	1,237	1.1%	1,965	158.9%
Other	9,699	7.6%	12,920	12.0%	(3,221)	(24.9%)
	$128,221	100.0%	$107,704	100.0%	$20,517	19.0%
*     Percentages may not add up due to rounding
Compared with the prior year, orders for the year ended December 31, 2025 increased reflecting improvements in all markets except Semi and Other. Within Semi, orders from both front and back-end were down compared to the prior year period as demand remains low.
At December 31, 2025, our backlog of unfilled orders for all products was $53.9 million compared to $39.5 million at December 31, 2024. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in the next twelve months. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.
Gross Margin

	Year Ended
	December 31,		Change
(in thousands except percentages)	2025	2024	$	%
Gross profit	$48,920	$55,424	$(6,504)	(11.7%)
Gross margin	43.0%	42.4%
Gross margin increased 60 basis points for the year ended December 31, 2025, compared to the same prior year period. The current year period also includes the full year impact of Alfamation™ activity. In the fourth quarter of 2024, we refined and finalized our purchase price allocation for the Alfamation™ acquisition. Adjustments recorded included a $1.6 million increase in the cost of inventory acquired (“inventory step-up”), to reflect the fair value of work in process and finished goods at the acquisition date. As the related inventory was sold in 2024, this increase was charged to cost of goods sold in the fourth quarter of 2024 which negatively impacted gross margin for the fourth quarter and year ended December 31, 2024. The full year 2024 gross margin included the negative 120 basis point impact from the acquisition inventory step-up. Excluding the inventory step-up, gross margin for the year ended December 31, 2025 decreased 60 basis points driven by lower volume.

Selling Expense

	Year Ended
	December 31,		Change
(in thousands except percentages)	2025	2024	$	%
Selling expense	$16,784	$17,378	$(594)	(3.4%)
Percentage of revenue	14.7%	13.3%
Selling expense for the year ended December 31, 2025, declined slightly compared to the prior year period, but not at the rate of the revenue decline. Sales commissions, payroll and payroll related costs decreased, however, we recognized an increase in warranty expense compared to the prior year period along with the full year impact of Alfamation™.
Engineering and Product Development Expense

	Year Ended
	December 31,		Change
(in thousands except percentages)	2025	2024	$	%
Engineering and product development expense	$9,440	$8,548	$892	10.4%
Percentage of revenue	8.3%	6.5%
Engineering and product development expense for the year ended December 31, 2025, increased compared to the prior year period due to payroll and payroll related cost increases along with the full year impact of Alfamation™.
General and Administrative Expense

	Year Ended
	December 31,		Change
(in thousands except percentages)	2025	2024	$	%
General and administrative expense	$22,225	$23,559	$(1,334)	(5.7%)
Percentage of revenue	19.5%	18.0%
General and administrative expense for the year ended December 31, 2025 decreased compared to the prior year period due primarily to the $0.8 million decrease in acquisition-related costs, along with smaller decreases in stock-based compensation related to the decreased probability for the achievement of certain performance targets, and decreased bonus expense offset partially by the full year impact of Alfamation™. Early in 2025 we also refocused on controlling discretionary spending and reducing non-strategic expenses. During the first quarter of 2025, we disaggregated the amortization of intangible assets and restructuring costs from general and administrative expenses in all periods presented.
Amortization of Acquired Intangible Assets

	Year Ended
	December 31,		Change
(in thousands except percentages)	2025	2024	$	%
Amortization of acquired intangible assets	$3,346	$2,545	$801	31.5%
Percentage of revenue	2.9%	1.9%
Amortization of acquired intangible assets for the year ended December 31, 2025, increased compared to the prior year period due to the full year impact of the additional finite-lived intangible assets acquired in the Alfamation™ acquisition.

Restructuring Costs

	Year Ended
	December 31,		Change
(in thousands except percentages)	2025	2024	$	%
Restructuring costs	$850	$—	$850	n/a
Percentage of revenue	0.7%	—%
Restructuring costs for the year ended December 31, 2025, represent the costs recognized for the Videology Consolidation of the Netherlands operations into our US operations in Mansfield, MA as well as the leadership transition in our Environmental Technologies division. These costs were for severance, retention payroll-related costs, non-cash impairment charges for fixed assets and lease impairment along with legal and other restructuring-related charges. See “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (16) Restructuring” for further details. There were no restructuring programs in the prior year.
Income Tax (Benefit) Expense

	Year Ended
	December 31,		Change
(in thousands except percentages)	2025	2024	$	%
Income tax (benefit) expense	$(695)	$563	$(1,258)	(223.4%)
Effective tax rate	21.6%	16.3%
For the year ended December 31, 2025, we recorded an income tax benefit primarily as a result of the net loss before income tax, as compared to income tax expense in the prior year where we had net income before income tax. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various tax jurisdictions in which we operate our businesses. See “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (18) Income Taxes” for further detail of the difference between our effective tax rates in 2025 and 2024 and the statutory tax rate of 21%.
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
Credit Facility
As discussed in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (10) Debt” of this Report, on October 15, 2021 (the “Closing Date”), we entered into an Amended and Restated Loan and Security Agreement with M&T Bank which, was subsequently amended on October 28, 2021, December 30, 2021, September 20, 2022, May 2, 2024, and December 18, 2024 (together as amended, the “Loan Agreement”). The Loan Agreement includes a $50.5 million non-revolving delayed draw term note (the “Term Note”) and a $10.0 million revolving credit facility (the “Revolving Facility” and together with the Term Note, the “Credit Facility”). The available funding at December 31, 2025, under the Term Note was $30 million and we have not borrowed any amounts under the $10.0 million Revolving Facility. The Credit Facility has a five-year contract period that began on

October 15, 2021, and, as amended, expires on May 2, 2031, and draws under the Term Note, as amended, are permissible until May 2, 2026.
On August 5, 2025, we executed the Sixth Amendment (the “Sixth Amendment”) to the Loan Agreement (the “Amended Loan Agreement”), which formally waives the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. During the period of this waiver we are required to request consent from M&T if we wish to utilize our Revolving Facility and we formally pledged a portion of our cash holdings equal to our total open debt with M&T. At December 31, 2025, we had total debt of $3.8 million with M&T and held $3.8 million of restricted cash with M&T.
At December 31, 2025, we had not borrowed any amounts under the $10 million Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement. Our available funding under the Term Note at December 31, 2025 was $30.0 million.
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
The Amended Loan Agreement contains customary default provisions, including but not limited to the failure by us to repay obligations when due, violation of provisions or representations provided in the Amended Loan Agreement, bankruptcy by us, suspension of our business or any of our subsidiaries and certain material judgments. After expiration of the contract period or if a continued event of default occurs, interest will accrue on the principal balance at a rate of 2% in excess of the then applicable non-default interest rate. The Amended Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Amended Loan Agreement are secured by liens on substantially all of our tangible and intangible assets that are owned as of the Closing Date or acquired thereafter. As noted above, the Sixth Amendment waives the fixed charge coverage ratio financial covenant through and including March 31, 2026. At December 31, 2025, we were in compliance with all of the other covenants included in the Credit Facility including the debt covenants of the Amended Loan Agreement. We expect to be in compliance with the fixed charge coverage ratio after the first quarter of 2026.
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
On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At December 31, 2025, it was approximately 6.0% based on current leverage.
In connection with our acquisition of Alfamation as discussed in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (3) Acquisition,” we assumed debt which totaled $11.3 million as of the acquisition date (the “Alfamation™ Debt”). As of December 31, 2025, the Alfamation™ Debt was $3.6 million, including $1.0 million that is backed by Alfamation™’s accounts receivable. The reduction since the acquisition date represents repayments of short-term instruments and principal payments on long-term debt, net of new borrowings that are backed by Alfamation™’s accounts receivable. The short-term variable financing rate at December 31, 2025, was 3.2%. At December 31, 2025, the weighted average interest rate payable on the bank issued term loans was 1.0% for fixed rate debt and 3.8% for variable rate debt and the overall weighted average interest rate for the bank issued term loans was 3.3%.
Interest expense for the years ended December 31, 2025 and 2024 was $0.5 million and $0.8 million, respectively.

Liquidity
Our cash, cash equivalents, restricted cash and working capital were as follows:

	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$14,216	$19,830
Restricted cash	3,842	—
Working capital	$42,883	$46,864
At December 31, 2025, $10.2 million, or 72%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our Revolving Facility is discussed in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (10) Debt” of this Report.
Our material short-term cash requirements include payments due under our various lease agreements, recurring payroll and benefits obligations to our employees, purchase commitments for materials that we use in the products we sell and principal and interest payments on our debt. We anticipate making investments in our business in the next twelve months including hiring of additional staff, updates to our systems and investments related to our geographic and market expansion efforts. We estimate that our minimum short-term working capital requirements currently range between $8.0 million and $10.0 million. We expect our current cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations to be sufficient to support these additional investments as well as our current short-term cash requirements. As discussed above in “Credit Facility” and in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (10) Debt”, on August 5, 2025 we formally pledged a portion of our cash holdings equal to our total open debt with M&T. At December 31, 2025, we had total debt of $3.8 million with M&T.
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
Cash Flows
Operating Activities: Net cash provided by operating activities for the year ended December 31, 2025, was $7.3 million, an increase of $3.5 million compared to the prior year. The increase was driven primarily by decreased revenues and collections of our accounts receivable, increases in accounts payable and increases in customer deposits, offset partially by the decrease in net earnings from the comparative period as a result of the net loss during year ended December 31, 2025, and increases in inventories. Non-cash adjustments to net (loss) earnings increased primarily due to increased depreciation and amortization resulting from the full year impact of Alfamation™.
Investing Activities: Net cash used in investing activities for the year December 31, 2025, was $1.6 million, a decreased usage of $18.4 million compared to the prior year. During the prior year, we used $18.7 million of cash to acquire Alfamation™, whereas in the current year we did not have any acquisitions. Capital expenditures for property and equipment increased slightly during the current year.
Financing Activities: Net cash used in financing activities for the year ended December 31, 2025, was $8.2 million, a decreased usage of $0.4 million compared to the prior year. During the year ended December 31, 2024, we used $1.0 million for the repurchase of our common stock under the November 20, 2023 repurchase authorization, whereas in the current year, we did not have any stock repurchases under the March 5, 2025 renewal of the previously expired share repurchase plan. The decreased cash used in financing activities resulted primarily from the change in the repayments of short-term borrowings used in the Alfamation™ operations along with repayments of our long-term debt.

NEW OR RECENTLY ADOPTED ACCOUNTING STANDARDS
See “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note (2) Summary of Significant Accounting Policies; (u) Effect of Recently Adopted Amendments to Authoritative Accounting Guidance and (v) Effect of Recently Issued Amendments to Authoritative Accounting Guidance Not Yet Adopted” for information concerning the implementation and impact of new or recently adopted accounting standards.
OFF-BALANCE SHEET ARRANGEMENTS
There were no off-balance sheet arrangements during the year ended December 31, 2025 that have or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over the financial reporting that occurred during the period covered by this Report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
1.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
2.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
3.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control-Integrated 2013 Framework. Based upon this assessment, management believes that, at December 31, 2025, our internal control over financial reporting is effective at a reasonable assurance level.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by RSM US LLP, our independent registered public accounting firm, as stated in their report included in this Report.
Item 9B.    OTHER INFORMATION
None.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated by reference from our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.
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

Item 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference from our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.
The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) at December 31, 2025:
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	876,925	$9.85	616,206
Equity compensation plans not approved by security holders	—	—	—
Total	876,925	$9.85	616,206
(1)The securities that may be issued are shares of InTest common stock, issuable upon exercise of outstanding stock options.
(2)The securities that remain available for future issuance include 445,606 that are issuable pursuant to the InTest Corporation 2023 Stock Incentive Plan and 170,600 that are issuable pursuant to the InTest Corporation Employee Stock Purchase Plan.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference from our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference from our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The documents filed as part of this Report are:
(i)Our Consolidated Financial Statements and Notes thereto as well as the applicable reports of our independent registered public accounting firm are included in Part II, Item 8 of this Report.
(ii)The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in “Part II, Item 8. Financial Statements and Supplementary Data” of this Report:
Schedule II -- Valuation and Qualifying Accounts
(iii)The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) of this Report.
(b)Exhibits required by Item 601 of Regulation S-K:
A list of the Exhibits which are required by Item 601 of Regulation S-K and filed with this Report is set forth in the Index to Exhibits immediately preceding the signature page, which Index to Exhibits is incorporated herein by reference.
Item 16.    FORM 10-K SUMMARY
None.

Index to Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	10-K	001-36117	3.1	March 23, 2020
3.2	Bylaws as amended and restated on April 23, 2018	8-K	001-36117	3.1	April 25, 2018
4.1	Description of Securities	10-K	001-36117	4.1	March 23, 2020
10.1	Lease Agreement between Exeter 804 East Gate, LLC and the Company dated May 10, 2010	8-K	000-22529	10.1	May 13, 2010
10.2	First Amendment to Lease Agreement, dated September 22, 2020, by and between inTEST Corporation and Exeter 804 East Gate 2018, LLC	8-K	001-36117	10.1	September 24, 2020
10.3	Second Amendment to Lease Agreement, dated April 7, 2021, by and between inTEST Corporation and Exeter 804 East Gate 2018, LLC	8-K	001-36117	10.1	April 13, 2021
10.4	Lease Agreement between AMB-SGP Seattle/Boston, LLC and Temptronic Corporation (a subsidiary of the Company), dated October 25, 2010	8-K	000-22529	10.1	October 29, 2010
10.5	Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated January 9, 2012	10-Q/A	000-22529	10.1	May 15, 2012
10.6	First Amendment to Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated November 18, 2016	8-K	001-36117	10.1	November 22, 2016
10.7	Guaranty Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Corporation dated January 9, 2012	10-Q/A	000-22529	10.2	May 15, 2012
10.8	Lease Agreement between Maguire Family Properties, Inc. and Ambrell Corporation dated December 19, 2017	8-K	001-36117	10.1	December 22, 2017
10.9	Guaranty of Lease between Maguire Family Properties, Inc. and Ambrell Corporation dated December 19, 2017	8-K	001-36117	10.2	December 22, 2017
10.10	Lease Agreement between Apple Creek Properties Limited and Acculogic Inc. dated November 30, 2022	8-K	001-36117	10.1	December 6, 2022
10.11	Amended and Restated Loan and Security Agreement dated October 15, 2021, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation and M&T Bank	8-K	001-36117	10.1	October 20, 2021
10.12	Joinder and Second Amendment to Amended and Restated Loan and Security Agreement, dated December 30, 2021, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc. and M&T Bank	8-K	001-36117	10.1	January 6, 2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.13	Third Amendment to Amended and Restated Loan and Security Agreement, dated September 20, 2022, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc. and M&T Bank	8-K	001-36117	10.1	September 26, 2022
10.14	Third Amended and Restated Delayed Draw Term Note 1A, dated September 30, 2022	8-K	001-36117	10.2	September 26, 2022
10.15	Delayed Draw Term Note 1B, dated December 30, 2021	8-K	001-36117	10.5	January 6, 2022
10.16	Guarantee and Indemnity Agreement, dated December 30, 2021, among inTEST Corporation, Acculogic Inc. and M&T Bank	8-K	001-36117	10.6	January 6, 2022
10.17	Pledge Agreement, dated December 30, 2021, between inTEST Corporation and M&T Bank	8-K	001-36117	10.7	January 6, 2022
10.18	General Security Agreement, dated December 30, 2021, among inTEST Corporation, Acculogic Inc. and M&T Bank	8-K	001-36117	10.8	January 6, 2022
10.19	Second Amended and Restated Revolver Note, dated October 15, 2021	8-K	001-36117	10.3	October 20, 2021
10.20*	Form of Indemnification Agreement	8-K	001-36117	10.1	June 29, 2020
10.21*	inTEST Corporation Fourth Amended and Restated 2014 Stock Plan	8-K	001-36117	10.1	June 27, 2022
10.22*	inTEST Corporation Employee Stock Purchase Plan	10-Q	001-36117	10.1	August 12, 2021
10.23*	Letter Agreement between the Company and Richard N. Grant, Jr. dated July 24, 2020	8-K	001-36117	10.2	August 11, 2020
10.24*	Letter Agreement between the Company and Duncan Gilmour dated June 10, 2021	8-K	001-36117	10.2	June 14, 2021
10.25*	Change of Control Agreement dated August 11, 2020 between the Company and Richard N. Grant, Jr.	10-Q	001-36117	10.9	November 12, 2020
10.26*	Change of Control Agreement dated June 10, 2021 between the Company and Duncan Gilmour	10-K	001-36117	10.32	March 23, 2022
10.27*	Form of Officer Compensation Plan	10-K	001-36117	10.33	March 27, 2024
10.28*	Compensatory Arrangements of Directors	10-K	001-36117	10.38	March 27, 2024
10.29*	inTEST Corporation 2023 Stock Incentive Plan	DEF 14A	001-36117	A-1	April 27, 2023
10.30	Lease Agreement, dated December 4, 2023, between inTEST SE ASIA SDN BHD and PERFECT PRESS SDN BHD	8-K	001-36117	10.1	December 6, 2023
10.31	Lease Agreement, by and between Alfamation S.p.A. and Elettra Real Estate S.r.l, dates as of March 12, 2024	8-K	001-36117	10.2	March 12, 2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.32	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated May 2, 2024, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc. and M&T Bank	8-K	001-36117	10.1	May 3, 2024
10.33	Third Amendment to Lease dated May 21, 2024 between Temptronic Corporation and BGO TSG 35-41 Hampden Owner LLC	8-K	001-36117	10.1	May 29, 2024
10.34*	Form of Stock Option Award Agreement	10-Q	001-36117	10.1	November 6, 2024
10.35*	Form of Performance Stock Award Agreement for Employees	10-Q	001-36117	10.2	November 6, 2024
10.36*	Form of Restricted Stock Award Agreement for Employees	10-Q	001-36117	10.3	November 6, 2024
10.37*	Form of Restricted Stock Award Agreement for Directors	10-Q	001-36117	10.4	November 6, 2024
10.38*	Form of Restricted Stock Unit Award Agreement for Employees	10-Q	001-36117	10.5	November 6, 2024
10.39*	Form of Performance Stock Unit Award Agreement for Employees	10-Q	001-36117	10.6	November 6, 2024
10.40	Joinder and Fifth Amendment to Amended and Restated Loan and Security Agreement, dated December 18, 2024, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc., inTEST Italy, Inc. and M&T Bank	8-K	001-36117	10.1	December 19, 2024
10.41	Third Amended and Restated Surety Agreement, dated December 18, 2024, among Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., inTEST Italy, Inc. and M&T Bank	8-K	001-36117	10.2	December 19, 2024
10.42	Third Amended and Restated Patents, Trademarks, Copyrights and Licenses Security Agreement, dated December 18, 2024, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., inTEST Italy, Inc. and M&T Bank	8-K	001-36117	10.3	December 19, 2024
10.43	Pledge Agreement, dated December 18, 2024, between inTEST Corporation and M&T Bank	8-K	001-36117	10.4	December 19, 2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.44	Sixth Amendment to the Amended and Restated Loan and Security Agreement, dated August 5, 2025, among InTest Corporation, Ambrell Corporation, InTest Silicon Valley Corporation, InTest EMS, LLC, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc., Temptronic Corporation, Alfamation US Inc. and M&T Bank.	10-Q	001-36117	10.1	August 7, 2025
10.45	Pledge and Assignment of Cash Collateral Account Agreement, dated August 5, 2025, between InTest Corporation and M&T Bank.	10-Q	001-36117	10.2	August 7, 2025
19†	Insider Trading Policy	10-K	001-36117	19	March 13, 2025
21†	Subsidiaries of the Company
23†	Consent of RSM US LLP
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-36117	97	March 27, 2024
101.INS†	Inline XBRL Taxonomy Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).
*Indicates a management plan or compensatory plan or arrangement
†Filed herewith
+Furnished herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
InTest Corporation

By:	/s/ Richard N. Grant, Jr.	March 12, 2026
Richard N. Grant, Jr.
President and Chief Executive Officer
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard N. Grant, Jr. Richard N. Grant, Jr., President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2026

/s/ Duncan Gilmour. Duncan Gilmour, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 12, 2026

/s/ Joseph W. Dews IV Joseph W. Dews IV, Chairman	March 12, 2026

/s/ Steven J. Abrams Steven J. Abrams, Esq., Director	March 12, 2026

/s/ Jeffrey A. Beck Jeffrey A. Beck, Director	March 12, 2026

/s/ Gerald J. Maginnis Gerald J. Maginnis, Director	March 12, 2026

InTest CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of InTest Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of InTest Corporation and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive earnings, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Valuation of Goodwill
As disclosed in Notes 2 and 6 to the Company’s consolidated financial statements, during 2025 the Company had three operating segments which are also its reporting units—Electronic Test, Environmental Technologies, and Process Technologies. As of December 31, 2025, the Company’s goodwill balance of approximately $32.4 million was allocated across the three reporting units as follows: $14.0 million to Electronic Test, $1.8 million to Environmental Technologies and $16.6 million to Process Technologies. The Company performed an annual goodwill impairment test as of October 1, 2025, using a quantitative evaluation for each of its reporting units. The Company determines the fair value of its reporting units using the income approach, based on a discounted cash flow valuation model. To test for goodwill impairment, the Company compares the fair value of each reporting unit to its carrying value.

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
Our audit procedures related to the assessment of the valuation of goodwill included, among other procedures, the following:
•We obtained an understanding of the relevant controls related to the valuation of the goodwill, including management’s review controls over significant estimates and assumptions, and tested such controls for design and operating effectiveness.
•We tested the completeness, accuracy, and relevance of certain underlying data used in the discounted cash flow model.
•We compared and assessed the historical accuracy of management’s estimates, including forecasted revenue streams and expenses, to identify, understand, and evaluate the reasonableness of the forecasts as compared to the Company’s historical results.
•We evaluated the reasonableness of management’s forecasts of revenue and expenses by comparing the forecasts to (1) the historical results, (2) external market and industry data and (3) internal communications to management and the Board of Directors.
•With the assistance of our valuation specialists, we tested the reasonableness of management’s valuation methodology and significant assumptions by:
-Evaluating the reasonableness of the discount rates by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.
-Evaluating the control premiums utilized within the reconciliation to the Company’s market capitalization.
-Evaluating the appropriateness of the valuation methods used by management and testing their mathematical accuracy.
Valuation of Indefinite-Lived Intangible Assets
As disclosed in Notes 2 and 6 to the Company’s consolidated financial statements, during 2025 the Company’s indefinite-lived intangible assets carrying value was $10.5 million as of December 31, 2025. The Company performed an annual indefinite-lived intangible assets impairment test as of October 1, 2025, using a quantitative evaluation for each of its indefinite-lived intangible assets. The Company determines the fair value of its indefinite-lived intangible assets, which consist of trademarks, using the income approach based on a relief from royalty valuation model. To test for indefinite-lived intangible assets impairment, the Company compares the fair value of each indefinite-lived intangible assets to its carrying value.
Given the significant estimates and assumptions management makes to determine the fair value of the indefinite-lived intangible assets, we identified management’s assumptions related to revenue growth rates, royalty rates and discount rates utilized in the valuation of the indefinite-lived intangible assets impairment as a critical audit matter. Auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists.

Our audit procedures related to the assessment of the valuation of indefinite-lived intangible assets included, among other procedures, the following:
•We obtained an understanding of the relevant controls related to the valuation of the indefinite-lived intangible assets, including management’s review controls over significant estimates and assumptions, and tested such controls for design and operating effectiveness.
•We tested the completeness, accuracy, and relevance of certain underlying data used in the relief from royalty model.
•We compared and assessed the historical accuracy of management’s estimates, including forecasted revenue streams, to identify, understand, and evaluate the reasonableness of the forecasts as compared to the Company’s historical results.
•We evaluated the reasonableness of management’s forecasts of revenue by comparing the forecasts to (1) the historical results, (2) external market and industry data and (3) internal communications to management and the Board of Directors.
•With the assistance of our valuation specialists, we evaluated the reasonableness of management’s valuation methodology and significant assumptions by:
-Evaluating the appropriateness of the income approach used by management.
-Evaluating the reasonableness of the royalty and discount rate by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.
-Evaluating the appropriateness of the valuation methods used by management and testing their mathematical accuracy.

/s/ RSM US LLP
We have served as the Company's auditor since 2008.
Blue Bell, Pennsylvania
March 12, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of InTest Corporation
Opinion on the Internal Control Over Financial Reporting
We have audited InTest Corporation’s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive earnings, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025 of the Company and our report dated March 12, 2026 expressed an unqualified opinion.
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
/s/ RSM US LLP
Blue Bell, Pennsylvania
March 12, 2026

InTest CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,216	$19,830
Restricted cash	3,842	—
Trade accounts receivable, net of allowance for credit losses of $375 and $423, respectively	25,891	29,495
Inventories	31,580	26,837
Prepaid expenses and other current assets	3,109	2,650
Total current assets	78,638	78,812
Property and equipment, net of accumulated depreciation of $10,083 and $8,830, respectively	4,778	4,457
Right-of-use assets, net	9,098	10,767
Goodwill	32,359	30,744
Intangible assets, net	24,876	26,376
Deferred tax assets	775	67
Other assets	789	1,065
Total assets	$151,313	$152,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,062	$7,494
Current portion of operating lease liabilities	2,098	1,989
Accounts payable	11,205	7,991
Customer deposits and deferred revenue	6,388	4,989
Accrued expenses and other current liabilities	10,002	9,485
Total current liabilities	35,755	31,948
Operating lease liabilities, net of current portion	7,402	9,021
Long-term debt, net of current portion	1,406	7,538
Contingent consideration, net of current portion	356	825
Deferred revenue, net of current portion	1,055	1,432
Other liabilities	1,716	1,734
Total liabilities	47,690	52,498
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,570,865 and 12,457,658 shares issued, respectively; 12,488,788 and 12,378,276 shares outstanding, respectively	125	124
Additional paid-in capital	59,436	57,658
Retained earnings	42,560	45,087
Accumulated other comprehensive earnings (loss)	2,461	(2,137)
Treasury stock, at cost; 82,077 and 79,382 shares, respectively	(959)	(942)
Total stockholders’ equity	103,623	99,790
Total liabilities and stockholders’ equity	$151,313	$152,288

See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
(In thousands, except share and per share data)	2025	2024
Revenue	$113,825	$130,690
Cost of revenue	64,905	75,266
Gross profit	48,920	55,424

Operating expenses:
Selling expense	16,784	17,378
Engineering and product development expense	9,440	8,548
General and administrative expense	22,225	23,559
Amortization of acquired intangible assets	3,346	2,545
Restructuring costs	850	—
Total operating expenses	52,645	52,030

Operating (loss) income	(3,725)	3,394
Interest expense	(450)	(846)
Other income	953	906

(Loss) earnings before income tax (benefit) expense	(3,222)	3,454
Income tax (benefit) expense	(695)	563

Net (loss) earnings	$(2,527)	$2,891

(Loss) earnings per common share:
Basic	$(0.21)	$0.24
Diluted	$(0.21)	$0.24

Weighted average common shares outstanding:
Basic	12,204,323	12,151,913
Diluted	12,204,323	12,239,158

See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Years Ended
	December 31,
	2025	2024
(In thousands)
Net (loss) earnings	$(2,527)	$2,891

Other comprehensive earnings (loss)
Unrealized loss on interest rate swap agreement	(98)	(168)
Foreign currency translation adjustments	4,696	(2,383)
Total other comprehensive earnings (loss)	4,598	(2,551)

Comprehensive earnings	$2,071	$340
See accompanying Notes to Consolidated Financial Statements

InTest CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2024	12,241,925	$122	75,758	$(901)	$54,450	$42,196	$414	$96,281
Comprehensive earnings	—	—	—	—	—	2,891	(2,551)	340
Amortization of stock-based deferred compensation	—	—	—	—	1,857	—	—	1,857
Issuance of shares in connection with acquisition	187,432	2	—	—	2,084	—	—	2,086
Issuance of unvested shares of restricted stock	138,838	1	—	—	(1)	—	—	—
Forfeiture of unvested shares of restricted stock	(16,174)	—	—	—	—	—	—	—
Stock options exercised	30,080	1	—	—	144	—	—	145
Shares issued under Employee Stock Purchase Plan	16,674	—	—	—	164	—	—	164
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	3,624	(41)	—	—	—	(41)
Repurchase and retirement of common stock	(141,117)	(2)	—	—	(1,040)	—	—	(1,042)
Balance, December 31, 2024	12,457,658	$124	79,382	$(942)	$57,658	$45,087	$(2,137)	$99,790
Comprehensive earnings	—	—	—	—	—	(2,527)	4,598	2,071
Amortization of stock-based deferred compensation	—	—	—	—	1,610	—	—	1,610
Issuance of unvested shares of restricted stock	134,196	1	—	—	(1)	—	—	—
Forfeiture of unvested shares of restricted stock	(46,992)	—	—	—	—	—	—	—
Stock options exercised	6,210	—	—	—	22	—	—	22
Shares issued under Employee Stock Purchase Plan	19,793	—	—	—	147	—	—	147
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	2,695	(17)	—	—	—	(17)
Balance, December 31, 2025	12,570,865	$125	82,077	$(959)	$59,436	$42,560	$2,461	$103,623

See accompanying Notes to Consolidated Financial Statements

InTest CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(2,527)	$2,891
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	6,796	5,392
Provision for excess and obsolete inventory	818	703
Amortization of deferred compensation related to stock-based awards	1,610	1,857
Deferred income tax benefit	(1,032)	(1,508)
Other non-cash reconciling items	(344)	295
Changes in assets and liabilities:
Trade accounts receivable	4,530	(5,505)
Inventories	(4,167)	4,903
Prepaid expenses and other current assets	331	903
Other assets	(197)	(30)
Operating lease liabilities	(2,077)	(1,649)
Accounts payable	3,154	(2,306)
Customer deposits and deferred revenue	975	(1,389)
Domestic and foreign income taxes payable	119	(1,369)
Deferred revenue, net of current portion	(377)	(16)
Accrued expenses and other liabilities	(297)	649
Net cash provided by operating activities	7,315	3,821
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	(18,727)
Purchases of property and equipment	(1,632)	(1,324)
Net cash used in investing activities	(1,632)	(20,051)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings, net of proceeds	(4,254)	(152)
Repayments of long-term debt	(4,100)	(7,689)
Repurchases of common stock	—	(1,042)
Proceeds from stock options exercised	22	145
Proceeds from shares sold under Employee Stock Purchase Plan	124	138
Settlement of employee tax liabilities in connection with treasury stock transaction	(17)	(41)
Net cash used in financing activities	(8,225)	(8,641)
Effects of exchange rates on cash	770	(559)
Net cash used in all activities	(1,772)	(25,430)
Cash, cash equivalents and restricted cash at beginning of period	19,830	45,260
Cash, cash equivalents and restricted cash at end of period	$18,058	$19,830

Cash and cash equivalents	$14,216	$19,830
Restricted cash	3,842	—
Total cash, cash equivalents and restricted cash at end of period	$18,058	$19,830

Cash payments for:
Interest	$456	$881
Income taxes, net of refunds received	193	3,072

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equity issued in conjunction with acquisition of business	$—	$2,086
Issuance of unvested shares of restricted stock awards	1,039	1,580
Forfeiture of shares of unvested restricted stock awards	(557)	(200)
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
The consolidated entity is comprised of InTest Corporation and our wholly-owned subsidiaries which comprise our six business: Electro Mechanical Semiconductor (“EMS”), Acculogic, Alfamation™, InTest Thermal Solutions (“ITS”), Ambrell® and Videology®. We manufacture our products in the U.S., Canada, Italy and Malaysia. Marketing and support activities are conducted worldwide from our facilities in the U.S., Canada, Italy, Germany, Singapore and the U.K. As of December 31, 2025, we have consolidated our Videology® Netherlands operations into our U.S. Videology® location. See “Note (16) Restructuring” for further discussion about this action. We operate our business worldwide and sell our products both domestically and internationally.
Founded in 1981, we completed our initial public offering in June 1997 and currently trade on the NYSE American exchange under the symbol “INTT.”
We announced in December 2023 that we have signed a lease in Penang, Malaysia which will support applications engineering, product development and localized manufacturing for nearly all InTest brands. In connection with this operation, we established InTest SE Asia Sdn Bhd (“InTest SE Asia”), a private limited company incorporated in Malaysia which is a wholly-owned subsidiary of InTest Corporation. This facility began engineering and supply chain operations in the third quarter of 2024 and began limited manufacturing and support operations in the fourth quarter of 2025 with expansion to production of approximately 25% of all ThermoStream products expected by mid-2026.
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
Our Electronic Test segment began with EMS and sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (original equipment manufacturer (“OEM”) sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. These sales all fall within the ATE sector of the Semi market. With the acquisition of Acculogic Inc. and its affiliates (“Acculogic”) in December 2021, and the March 2024 acquisition of Alfamation S.p.A. (“Alfamation™”), our Electronic Test segment also sells its products to customers in markets outside the Semi market including the Auto/EV, Defense/Aerospace, Industrial and Life Sciences markets. Our Environmental Technologies segment, which includes ITS, sells its products to end users and OEMs within the ATE sector of the Semi market. It also sells its products to customers in a variety of markets other than Semi, including the Auto/EV, Defense/Aerospace, Industrial and Life Sciences markets. Our Process Technologies segment includes Ambrell® and Videology® and sells its products to customers in the wafer production sector within the Semi market. It also sells its products to customers in a variety of markets other than Semi, including the Auto/EV, Defense/Aerospace, Industrial, Life Sciences and Safety/Security markets.
Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to Semi and the other markets we serve,

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
downward pricing pressures from customers, our reliance on a relatively few number of customers for a significant portion of our sales and our ability to safeguard patented technology and intellectual property in a rapidly evolving market. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the markets that we serve. Part of our strategy for growth includes potential acquisitions that may cause us to incur substantial expense in reviewing and evaluating potential transactions. We may or may not be successful in locating suitable businesses to acquire and in closing acquisitions of businesses we pursue. In addition, we may not be able to successfully integrate any business we do acquire with our existing business and we may not be able to operate the acquired business profitably. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.
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
(b) Reclassifications
Certain prior period presentation and amounts have been reclassified to conform with the current period’s presentation. These consist of:
•aggregating the components of property and equipment on the face of the Consolidated Balance Sheets and disclosing the details in “Note (5) Property and Equipment;”
•aggregating accrued wages and benefits, accrued professional fees, accrued sales commissions and other current liabilities into accrued expenses and other current liabilities on the face of the Consolidated Balance Sheets and disclosing the details in “Note (8) Accrued Expenses and Other Current Liabilities;”
•aggregating our restricted certificates of deposit into other assets on the face of the Consolidated Balance Sheets and disclosing the details in “Note (10) Debt;”
•disaggregating amortization of acquired intangible assets from general and administrative expenses on the face of our Consolidated Statements of Operations;
•aggregating the net earnings (loss) and other comprehensive earnings (loss) lines into comprehensive earnings (loss) on the face of the Consolidated Statements of Stockholders’ Equity;
•aggregating foreign exchange (gain) loss, discount on shares sold under Employee Stock Purchase Plan, proceeds from sales of demonstration equipment, net of gain and adjustment to contingent consideration liability into other non-cash reconciling items within adjustments to reconcile net (loss) earnings to cash provided by operating activities on the Consolidated Statements of Cash Flows; and
•aggregating accrued wages and benefits, accrued professional fees, accrued sales commissions, other current liabilities and other liabilities into accrued and other liabilities within changes in assets and liabilities for cash flows from operating activities on the Consolidated Statements of Cash Flows.
(c) Reportable Segments
In accordance with Accounting Standards Codification (“ASC”) Topic 280 - Segment Reporting, we have three operating segments which are also our reportable segments and reporting units: Electronic Test (EMS, Acculogic and Alfamation™, whose products include our semiconductor test equipment, flying probe and in-circuit and functional testers),

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Environmental Technologies (ITS, whose products include our thermal test, process and storage products) and Process Technologies (Ambrell® and Videology®, whose products include our induction heating and video imaging products). We operate our business worldwide and sell our products both domestically and internationally. All of our segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers and to a variety of markets outside of the Semi market, including the Auto/EV, Defense/Aerospace, Industrial, Life Sciences, Safety/Security and Other markets.
Our management team, including our Chief Executive Officer (“CEO”) who is also our Chief Operating Decision Maker (“CODM”) as defined under U.S. GAAP, evaluates the performance of our operating segments primarily on income (loss) from divisional operations which represents earnings (loss) before income tax expense (benefit) and excludes interest expense, other income (expense), corporate expenses, restructuring costs and acquired intangible amortization. Other divisional costs represent engineering and product development costs, selling expenses, general and administrative expenses directly attributable to the division.
Our Electronic Test segment sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. These sales all fall within the ATE sector of the Semi market. With the December 2021 acquisition of Acculogic and the March 2024 acquisition of Alfamation™, our Electronic Test segment also sells its products to customers in markets outside the Semi market including the Auto/EV, Defense/Aerospace, Industrial and Life Sciences markets. Our Environmental Technologies segment sells its products to end users and OEMs within the ATE sector of the Semi market. It also sells its products to customers in a variety of markets other than Semi, including the Auto/EV, Defense/Aerospace, Industrial and Life Sciences markets. Our Process Technologies segment sells its products to customers in the wafer production sector within the Semi market. It also sells its products to customers in a variety of markets other than Semi, including the Auto/EV, Defense/Aerospace, Industrial, Life Sciences and Safety/Security markets.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
(g) Inventories
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
(h) Property and Equipment
Machinery and equipment are stated at cost, except for machinery and equipment acquired in a business combination, which are stated at fair value at the time of acquisition. As discussed below under “(i) Goodwill, Intangible and Long-Lived Assets,” machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The quantitative impairment test for indefinite-lived intangible assets is based on upon the income approach, which estimates the fair value of the indefinite-lived intangibles assets based upon a relief from royalty approach. The determination of the fair value of our indefinite-lived intangible assets requires management to make significant estimates and assumptions including the selection of discount rates, royalty rates and forecasts of revenue growth rates.
Long-lived assets, which consist of finite-lived intangible assets, property and equipment and right-of-use (“ROU”) assets, are assessed for impairment in accordance with ASC Topic 360 - Property, Plant and Equipment (“ASC 360”) whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset group. If impairment is indicated, the asset group is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time. See “Note (16) Restructuring” for further discussion of the 2025 impairments related to Videology®.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
(k) State and Local Grant Funds Received
In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell®, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $0.6 million to help offset a portion of the cost of the leasehold improvements we made to this facility. In exchange for the funds we received under these agreements, we were required to create and maintain specified levels of employment in this location through various dates ending in 2024. As of December 31, 2024, we met those employment targets as specified in the grant agreement with the city of Rochester. The remaining proceeds which were no longer subject to repayment were reclassified to deferred grant proceeds and will be amortized to income on a straight-line basis over the current remaining lease term for the Rochester facility. Total aggregate deferred grant proceeds are included in other current liabilities and other liabilities on our Consolidated Balance Sheets and totaled $0.3 million and $0.4 million at December 31, 2025 and 2024, respectively.
(l) Leases
We account for leases in accordance with ASC Topic 842 - Leases (“ASC 842”). We determine if an arrangement is a lease at inception. A lease contract is within scope if the contract has an identified asset (property, plant or equipment) and grants the lessee the right to control the use of the asset during the lease term. The identified asset may be either explicitly or implicitly specified in the contract. In addition, the supplier must not have any practical ability to substitute a different asset and would not economically benefit from doing so for the lease contract to be in scope. The lessee’s right to control the use of the asset during the term of the lease must include the ability to obtain substantially all of the economic benefits from the use of the asset as well as decision-making authority over how the asset will be used. Leases are classified as either operating leases or finance leases based on the guidance in ASC 842. Operating leases are included in operating lease ROU assets and operating lease liabilities in our Consolidated Balance Sheets. Though we currently do not have any financing leases, our policy is to include finance leases in property and equipment and financing lease liabilities.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Nature of Products and Services
We are a global supplier of innovative test and process technology solutions for use in manufacturing and testing in targeted markets including Semi, Auto/EV, Defense/Aerospace, Industrial, Life Sciences, and Safety/Security. We sell semiconductor ATE interface solutions which include manipulators, docking hardware and electrical interface products. As a result of the acquisition of Acculogic, we sell robotics-based electronic production test equipment. We sell semiconductor ATE interface solutions and certain thermal management products to the Semi market. We sell thermal management products including ThermoStream®, ThermoChambers, process chillers, refrigerators and freezers, which we sell under our Temptronic®, Sigma, Thermonics® and North Sciences product lines, and Ambrell®’s precision induction heating systems, including EKOHEAT® and EASYHEAT™ products. As a result of the acquisition of Videology®, we sell

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
industrial-grade circuit board mounted video digital cameras and related devices, systems and software. We also sell many of our products to various other markets including the Industrial, Auto/EV, Life Sciences, Defense/Aerospace and security markets. We provide post-warranty service and support for the equipment we sell.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
See “Note (11) Revenue From Contracts With Customers” and “Note (19) Segment and Geographic Area Information” for further information about our revenue from contracts with customers.
(o) Net Earnings (Loss) Per Common Share
We compute net earnings (loss) per common share in accordance with ASC 260 - Earnings Per Share by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Earnings (loss) per common share - diluted is computed by dividing earnings (loss) by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent unvested shares of restricted stock, performance-based restricted stock, restricted stock units and stock options and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.
(p) Stock-Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718 - Compensation—Stock Compensation which requires that share-based equity awards granted to employees or non-employee directors be accounted for based on the grant-date fair value of the i) entity’s equity instruments or ii) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. The costs of such instruments are then amortized to expense over the service periods. We recognize forfeitures of awards as they occur, recapturing any expense recorded for unvested awards.
The fair value of our stock options on the date of grant is estimated using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the expected volatility of our stock price, the expected term of the option, the risk-free rate and the expected dividend yield. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.
We record compensation expense for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. RSAs and RSUs generally vest over four years for employees. Prior to 2025, RSAs granted to our independent directors vested 25% at each of March 31, June 30, September 30, and December 31 of the year in which they were granted. Beginning in 2025, RSAs granted to our independent directors vest on the one-year anniversary of the grant date.
We also grant performance-based stock awards (“PSAs”) where the ultimate number of shares that vest can vary and is based on the achievement of specific performance metrics. The grant date fair value of these awards is based on the quoted market price of our stock on the date of grant. Vesting for performance-based awards is generally cliff vesting at the end of the period over which the performance metrics are measured. Compensation expense for PSAs is recorded on a straight-line basis over the vesting period and is based on the expected final vesting percentage, which is re-assessed at the end of each reporting period and adjusted with a catch-up adjusted as needed. Our initial assumption at the grant date of these performance-based awards is that the award will vest at 100%.
From time to time, as RSAs, PSAs and RSUs vest, certain employees surrender their vested shares to satisfy their tax liability on vesting. The fair value of those shares on the vesting date are then used by us to pay those employees’ tax obligations. The shares surrendered are reported as treasury stock in our Consolidated Statements of Stockholders’ Equity.
See further disclosures related to our stock-based compensation plans in “Note (14) Stock-Based Compensation Plan.”
(q) Foreign Currency
For our foreign subsidiaries whose functional currencies are not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included as a component of accumulated other comprehensive earnings within stockholders’ equity. Transaction gains or losses are included in net earnings. For the years ended December 31, 2025 and 2024, our net foreign currency transaction gains and losses were immaterial.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(r) Restructuring and Other Charges
In accordance with the guidance in ASC Topic 420 - Exit or Disposal Cost Obligations, we recognize a liability for restructuring costs at fair value only when the liability is incurred. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Depending on the timing of the termination dates, these charges may be recognized upon notification or ratably over the remaining required service period of the employees. Plans to consolidate excess facilities may result in lease termination fees and impairment charges related to our ROU assets that are associated with the leases for these facilities. Other long-lived assets that may be impaired as a result of restructuring consist of property and equipment, goodwill and intangible assets. Asset impairment charges included in restructuring and other charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset, and, in the case of our ROU assets, would include expected future sublease rental income, if applicable. These estimates are derived using the guidance in ASC 842, ASC 360 and ASC 350.
(s) Engineering and Product Development
Engineering and product development costs, which consist primarily of the salary and related benefits costs of our technical staff, as well as the cost of materials used in product development, are expensed as incurred.
(t) Income Taxes
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
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”), enacting a broad range of tax reform provisions, including extending and modifying certain domestic and international Tax Cut & Jobs Act provisions and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. Only certain provisions had current-year financial reporting implications due to varying effective dates and discretionary elections. We do not anticipate any material impact to our Consolidated Financial Statements from this enactment.
(u) Effect of Recently Adopted Amendments to Authoritative Accounting Guidance
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which amends the guidance for disclosures for reportable segments. ASU 2023-07 introduced new requirements to disclose significant segment expenses regularly provided to the CODM, extends certain annual disclosures to interim periods,

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
clarifies that single reportable segment entities must apply ASC 280 – Segment Reporting in its entirety, permits more than one measure of segment profit or loss to be reported under certain conditions, and requires disclosure of the title and position of the CODM. Our adoption of ASU 2023-07 had no impact on our Consolidated Financial Statements. We have retrospectively applied the amendments to our interim footnote disclosures beginning January 1, 2025, as permitted.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments require entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. The amendments also require entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. The amendments may be adopted on a prospective or retrospective basis and are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Our retrospective adoption of ASU 2023-09 had no impact on our Consolidated Financial Statements and we have implemented the amendments on footnote disclosures in “Note (18) Income Taxes.”
(v) Effect of Recently Issued Amendments to Authoritative Accounting Guidance Not Yet Adopted
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements (“ASU 2025-11”). This update improves the navigability of ASC 270 by consolidating interim disclosure requirements and adding a disclosure principle that requires disclosure of material events and changes since the end of the most recent annual reporting period. This ASU is effective for our interim periods in fiscal years beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact of the amendments to our Consolidated Financial Statements and our footnote disclosures to our Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). This update creates Topic 832 to provide guidance on recognition, measurement, presentation, and disclosure of government grants (monetary or tangible nonmonetary assets) received by business entities, excluding not-for-profit entities, tax items under ASC 740, below-market loans, and certain other transactions. Key provisions include policy elections for asset-related grants and requirements to disclose grant nature, accounting policies, line-item impacts, and significant terms/conditions. This ASU is effective for interim periods in fiscal years beginning after December 15, 2028, with early adoption permitted. We expect to adopt this update via the modified prospective transition approach. We are evaluating the impact of the amendments to our Consolidated Financial Statements and our footnote disclosures to our Consolidated Financial Statements.
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
(w) Subsequent Events
We have assessed our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our Consolidated Financial Statements for the year ended December 31, 2025.
(3)    ACQUISITION
On March 12, 2024, we completed the acquisition of Alfamation S.p.A., an Italian joint-stock company headquartered in Milan, Italy. Alfamation™ is a leading global provider of state-of-the-art test and measurement solutions for the Auto/EV, Life Sciences and specialty consumer electronics markets. Alfamation™ is included in our Electronic Test operating segment. The acquisition of Alfamation™ deepens our presence in the Auto/EV and Life Science markets, expands our exposure in consumer electronics, extends our geographic reach with a sizable footprint in Europe, and widens our portfolio of products and solutions. Additionally, we believe Alfamation™ brings engineering talent and a management team that culturally aligns with our mission to provide innovative, engineered solutions that address the high-value challenges of our customers. The aggregate purchase price was approximately €20.0 million comprised of: (i) €18.0 million, or $19.7 million, in cash; and (ii) 187,432 shares of our common stock, valued at $2.1 million based on the closing price of our stock on the date of acquisition. The cash portion of the purchase price was subject to customary working capital adjustments. These adjustments were finalized in June 2024 and resulted in recording an additional €0.1 million, or $0.1 million of cash purchase price for assets delivered at closing in excess of agreed upon thresholds. The liabilities assumed in connection with the acquisition included debt of approximately €10.3 million, or $11.3 million. The debt assumed is discussed further in “Note (10) Debt.” Total acquisition costs incurred to complete this transaction were $1.2 million. Acquisition costs were expensed as incurred and included in general and administrative expense.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We allocated the total purchase price of $21.9 million as follows:

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
We estimated the fair value of identifiable intangible assets acquired using the income approach. Acquired identifiable intangible assets included customer relationships, customer backlog, technology and a trade name. We are amortizing the finite-lived intangible assets acquired over their estimated useful lives based on the pattern in which the economic benefits of the intangible asset are expected to be consumed.
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
For the period from March 13, 2024, to December 31, 2024, Alfamation™ contributed $25.0 million of revenue and had a net loss of $0.6 million.
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

	Years Ended December 31,
(in thousands except per share data)	2025	2024
Revenue	$113,825	$135,753
Net (loss) earnings	(2,527)	2,848
Diluted (loss) earnings per share	$(0.21)	$0.23
The pro forma results shown above do not reflect the impact on general and administrative expense of investment advisory costs, legal costs and other costs of $1.2 million incurred by us as a direct result of the transaction.
In connection with the acquisition, we entered into a related-party lease agreement (the “Alfamation Lease Agreement”) with the former owner of Alfamation™ who will continue to serve as the managing director of Alfamation™ under our ownership. The Alfamation Lease Agreement commenced on March 12, 2024, and will last for six years. It will be automatically renewed for the same period of time unless terminated by either party. Under the terms of the Alfamation Lease Agreement, Alfamation™ will lease warehouse and office space totaling about 52 thousand square feet. Alfamation™ will pay a yearly lease payment of €0.3 million broken up into two equal payments. At the date of the signing of the Alfamation Lease Agreement, the yearly lease payment equated to approximately $0.3 million.
(4)    INVENTORIES
Inventories held at December 31 included the following:

	December 31,
(in thousands)	2025	2024
Raw materials	$16,422	$16,109
Work in process	9,397	5,940
Inventory consigned to others	248	288
Finished goods	5,513	4,500
Total inventories	$31,580	$26,837
Total charges incurred for excess and obsolete inventory for the years ended December 31, 2025 and 2024, were as follows:

	Years Ended
	December 31,
(in thousands)	2025	2024
Excess and obsolete inventory charges	$818	$703

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(5)    PROPERTY AND EQUIPMENT
Property and equipment included the following:

	December 31,
(in thousands)	2025	2024
Machinery and equipment	$10,194	$9,162
Leasehold improvements	4,667	4,125
Gross property and equipment	14,861	13,287
Less: accumulated depreciation	(10,083)	(8,830)
Net property and equipment	$4,778	$4,457
Depreciation expense related to property and equipment was as follows:

	Years Ended
	December 31,
(in thousands)	2025	2024
Depreciation	$1,325	$1,399
(6)    GOODWILL AND INTANGIBLE ASSETS
We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our Consolidated Balance Sheets are the result of our acquisitions.
Goodwill
The carrying value of our goodwill for the years ended December 31, 2025 and 2024 changed as follows:

(in thousands)
Balance - January 1, 2024	$21,728
Alfamation™ acquisition (Electronic Test segment)	9,883
Impact of foreign currency translation adjustments	(867)
Balance - December 31, 2024	$30,744
Impact of foreign currency translation adjustments	1,615
Balance – December 31, 2025	$32,359
Goodwill by reportable segment was as follows:

	December 31,
(in thousands)	2025	2024
Electronic Test	$13,957	$12,567
Environmental Technologies	1,817	1,817
Process Technologies	16,585	16,360
Total goodwill	$32,359	$30,744

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible Assets
The carrying value of our intangible assets for the years ended December 31, 2025 and 2024 changed as follows:

(in thousands)	Finite-Lived	Indefinite-Lived
Balance - January 1, 2024	$8,198	$8,398
Alfamation™ acquisition	11,365	1,967
Impact of foreign currency translation adjustments	(817)	(190)
Amortization	(2,545)	—
Balance - December 31, 2024	$16,201	$10,175
Impact of foreign currency translation adjustments	1,517	329
Amortization	(3,346)	—
Balance – December 31, 2025	$14,372	$10,504
The following tables provide further detail about our intangible assets at December 31, 2025 and 2024:

	December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$25,192	$13,857	$11,335
Technology	6,279	3,242	3,037
Patents	590	590	—
Software	270	270	—
Trade name	140	140	—
Total finite-lived intangible assets	32,471	18,099	14,372
Indefinite-lived intangible assets:
Trademarks	10,504	—	10,504
Total intangible assets	$42,975	$18,099	$24,876

	December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$23,912	$11,496	$12,416
Technology	5,786	2,001	3,785
Patents	590	590	—
Backlog	481	481	—
Software	270	270	—
Trade name	140	140	—
Total finite-lived intangible assets	31,179	14,978	16,201
Indefinite-lived intangible assets:
Trademarks	10,175	—	10,175
Total intangible assets	$41,354	$14,978	$26,376

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table sets forth the estimated annual amortization expense for each of the next five years and thereafter at December 31, 2025:

(in thousands)
2026	$2,598
2027	2,049
2028	1,692
2029	1,358
2030	1,249
Thereafter	5,426
Total estimated amortization of finite-lived intangible assets	$14,372
Impairment of Goodwill and Indefinite Life Intangible Assets
During October 2025 and 2024, we assessed our goodwill and indefinite life intangible asset for impairment in accordance with the requirements of ASC 350 using a quantitative approach. Our goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The discount rate used in 2025 for the discounted cash flows ranged between 21.0% and 22.5% depending on the reporting unit. The discount rate used in 2024 for the discounted cash flows ranged between 19.5% and 20.5% depending on the reporting unit. The selection of the rates in each year was based upon our analysis of market-based estimates of capital costs and discount rates. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.
During the goodwill impairment assessment in both 2025 and 2024, we compared the fair value of our reporting units with their carrying values. This assessment indicated no impairment existed as the fair value of the reporting units exceeded their carrying values in both 2025 and 2024.
During the indefinite life intangible asset impairment assessment in both 2025 and 2024, we compared the fair value of our indefinite life intangible assets with their carrying values. This assessment indicated no impairment existed as the fair value of the indefinite life intangible assets exceeded their carrying values in both 2025 and 2024.
Impairment of Long-Lived Assets and Finite-lived Intangible Assets
As part of the 2025 action to consolidate our Videology operations, we closed our Netherlands facility at the end of 2025, which resulted in the impairment of the long-lived assets at that facility. Those impairment charges were recorded as a component of our restructuring charges. See “Note (16) Restructuring” for further details related to restructuring actions. There were no other events or changes during 2025 and 2024 that would indicate an impairment might exist.
(7)    FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The interest rate swap agreement we entered into in connection with our Term Note, as discussed further in “Note (2) Summary of Significant Accounting Policies; (m) Interest Rate Swap Agreement” and “Note (10) Debt,”, is measured at fair value on a recurring basis using Level 2 inputs. The contingent consideration liability on our Consolidated Balance Sheet is measured at fair value on a recurring basis using Level 3 inputs.
Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021, and represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to EV or battery customers. We may pay the seller up to an additional CAD $5.0 million in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
battery customers in excess of CAD $2.5 million per year in each of the five years. The maximum payment is capped at CAD $5.0 million, which equates to approximately $3.7 million at December 31, 2025. There were no payments due to the seller for the years ended December 31, 2022 or 2023. We paid the contractually due amount for 2024 during the first quarter of 2025 and expect to make the payment for the amount due for 2025 in the first quarter of 2026. To estimate the fair value of the contingent consideration at the acquisition date, an option-based income approach using a Monte Carlo simulation model was utilized due to the non-linear payout structure. As of the acquisition date, this resulted in an estimated fair value of $1.4 million. This amount was recorded as a contingent consideration liability and included in the purchase price as of the acquisition date. We reassess the estimated fair value of this liability annually using this same approach, or more frequently, if we determine that there have been material changes to the assumptions used in the calculation of the probable payout.
The following fair value hierarchy tables presents our assets and (liabilities) measured at fair value on a recurring basis:

	December 31, 2025
		Fair Value Measurement Using
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap	$19	$—	$19	$—
Contingent consideration - current	(258)	—	—	(258)
Contingent consideration - long term	(356)	—	—	(356)

	December 31, 2024
		Fair Value Measurement Using
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap	$117	$—	$117	$—
Contingent consideration - current	(62)	—	—	(62)
Contingent consideration - long term	(825)	—	—	(825)
The fair value of our Level 3 contingent consideration liabilities for the years ended December 31, 2025 and 2024 changed as follows:

	Year Ended
	December 31,
(in thousands)	2025	2024
Balance at beginning of period	$887	$1,093
Cash payments	(34)	—
Change in estimated fair value	(276)	(123)
Impact of foreign currency translation adjustments	37	(83)
Balance at end of period	$614	$887

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(8)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities included the following:

	December 31,
(in thousands)	2025	2024
Accrued wages and benefits	$5,054	$5,420
Accrued professional fees	1,446	1,294
Accrued sales commissions	1,057	1,039
Accrued warranty	1,028	802
Other current liabilities	1,417	930
Total accrued expenses and other current liabilities	$10,002	$9,485
(9)    LEASES
As discussed in “Note (2) Summary of Significant Accounting Policies; (l) Leases,” we account for our leases in accordance with the guidance in ASC 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2032. Total operating lease and short-term lease costs for the years ended December 31, 2025 and 2024, respectively, were as follows:

	Years Ended
	December 31,
(in thousands)	2025	2024
Operating lease cost	$2,626	$1,878
Short-term lease cost	6	14
The following is additional information about our leases:

	December 31,
	2025	2024
Range of remaining lease terms (in years)	0.2 to 6.2	0.5 to 7.2
Weighted average remaining lease term (in years)	5.0	5.8
Weighted average discount rate	6.7%	6.6%
Maturities of lease liabilities at December 31, 2025 are as follows:

(in thousands)
2026	$2,627
2027	2,379
2028	1,734
2029	1,608
2030	1,286
Thereafter	1,337
Total lease payments	$10,971
Less imputed interest	(1,471)
Total present value of lease liabilities	$9,500

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Cash Flow Information

	Years Ended
	December 31,
(in thousands)	2025	2024
Amortization of ROU assets	$2,230	$1,463
ROU assets obtained in exchange for operating lease obligations	277	5,696
As disclosed in “Note (3) Acquisition,” on March 12, 2024, we acquired the stock of Alfamation™, and as such, we assumed several leases. In addition, we also entered into the related-party Alfamation Lease Agreement with the former owner of Alfamation™ who will continue to serve as the managing director of Alfamation™ under our ownership, for the seller-owned facility where Alfamation™ has its principal operations. The leased premises include warehouse and office space totaling approximately 52 thousand square feet. The semi-annual lease payments are €0.1 million. The impact of the assumption and execution of these leases was a non-cash increase in our ROU assets and operating lease liabilities of approximately $1.7 million at the date of the acquisition.
As further disclosed in “Note (16) Restructuring,” we consolidated all Videology operations from the Netherlands into our facility located in Mansfield, Massachusetts as of December 31, 2025. This action resulted in an immaterial non-cash impairment of the ROU asset for the Netherlands facility.
(10)    DEBT
Letters of Credit
We have issued letters of credit as the security deposits for certain of our domestic leases. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at December 31, 2025, and 2024, consisted of the following:

(in thousands)		L/C Expiration Date	Lease Expiration Date	Letters of Credit Amount Outstanding
	Original L/C Issue Date			December 31,
Facility				2025	2024
Mt. Laurel, NJ	3/29/10	4/30/27	4/30/31	$50	$50
Mansfield, MA	10/27/10	12/31/26	2/29/32	50	50
				$100	$100
Credit Facility
On October 15, 2021 (the “Closing Date”), we entered into an Amended and Restated Loan and Security Agreement with M&T Bank (“M&T”) which, was subsequently amended on October 28, 2021, December 30, 2021, September 20, 2022, May 2, 2024, and December 18, 2024 (together as amended, the “Loan Agreement”). The Loan Agreement includes a $50.5 million non-revolving delayed draw term note (the “Term Note”) and a $10.0 million revolving credit facility (the “Revolving Facility” and together with the Term Note, the “Credit Facility”). The available funding at December 31, 2025, under the Term Note was $30 million and we have not borrowed any amounts under the $10.0 million Revolving Facility. The Credit Facility has a five-year contract period that began on October 15, 2021, and, as amended, expires on May 2, 2031, and draws under the Term Note, as amended, are permissible until May 2, 2026.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On August 5, 2025, we executed the Sixth Amendment to the Loan Agreement, which formally waives the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. During the period of this waiver we are required to request consent from M&T if we wish to utilize our Revolving Facility and we formally pledged a portion of our cash holdings equal to our total outstanding debt with M&T. At December 31, 2025, we had total debt of $3.8 million with M&T. At December 31, 2025, we were in compliance with all of the other covenants included in the Loan Agreement.
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
The Loan Agreement contains customary default provisions, including but not limited to the failure by us to repay obligations when due, violation of provisions or representations provided in the Loan Agreement, bankruptcy by us, suspension of our business or any of our subsidiaries and certain material judgments. After expiration of the contract period or if a continued event of default occurs, interest will accrue on the principal balance at a rate of 2% in excess of the then applicable non-default interest rate. The Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Loan Agreement are secured by liens on substantially all of our tangible and intangible assets that are owned as of the Closing Date or acquired thereafter. At December 31, 2025, we were in compliance with all of the covenants included in the Loan Agreement.
On October 28, 2021, we drew $12.0 million under the Term Note to finance the acquisition of Videology® and we also entered into an interest rate swap agreement with M&T as of this date which is designed to protect us against fluctuations in interest rates during the five-year repayment and amortization period. As a result, the annual interest rate we expect to pay for this draw under the Term Note is fixed at approximately 3.2% based on current leverage.
On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At December 31, 2025, it was approximately 6.0% based on current leverage. Effective February 27, 2026, this rate was approximately 5.8%.
As of December 31, 2025, the remainder of our Term Note matures in 2026.
Alfamation™ Debt
In connection with the acquisition of Alfamation™ (see “Note (3) Acquisition”), we assumed debt which totaled $11.3 million as of the acquisition date. At December 31, 2025, Alfamation™’s total debt amounted to $3.6 million. This debt is comprised of both fixed and variable rate bank issued term loans as well as $1.0 million of short-term variable rate financing backed by Alfamation™’s accounts receivable. This debt is spread across several different institutions with monthly, quarterly or semi-annual repayment schedules. The short-term variable financing rate at December 31, 2025, was 3.2%. At December 31, 2025, the weighted average interest rate payable on the bank issued term loans was 1.0% for fixed rate debt and 3.8% for variable rate debt and the overall weighted average interest rate for the bank issued term loans was 3.3%.
As of December 31, 2025, remaining maturities of the Alfamation™ debt are as follows:

(in thousands)
2026	$2,220
2027	979
2028	427
Total remaining maturities of our Alfamation™ Debt	$3,626

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(11)    REVENUE FROM CONTRACTS WITH CUSTOMERS
The following tables disaggregate our revenue from contracts with customers, by customer type, product type and by market. See “Note (19) Segment and Geographic Area Information” for information about revenue by operating segment and geographic region.

	Years Ended
	December 31,
(in thousands)	2025	2024
Revenue by customer type:
End user	$96,574	$105,955
OEM/Integrator	17,251	24,735
Total revenue	$113,825	$130,690

	Years Ended
	December 31,
(in thousands)	2025	2024
Revenue by product type:
Thermal test	$20,407	$17,822
Thermal process	21,465	33,783
Semiconductor test	18,791	24,084
Video imaging	8,084	7,643
Flying probe and in-circuit testers	8,041	9,340
Alfamation™ products	19,912	23,383
Service/other	17,125	14,635
Total revenue	$113,825	$130,690

	Years Ended
	December 31,
(in thousands)	2025	2024
Revenue by market:
Semi	$35,970	$48,708
Auto/EV	22,718	32,871
Defense/Aerospace	14,256	15,317
Industrial	17,402	13,382
Life Sciences	9,047	5,400
Safety/Security	2,892	2,946
Other	11,540	12,066
Total revenue	$113,825	$130,690
Major Customers
During the year ended December 31, 2025, no customer accounted for more than 10% of our consolidated revenue. During the year ended December 31, 2024, one customer accounted for 13% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Contract Liabilities
Our contract liabilities consist of our customer deposits and deferred revenue as well as deferred revenue net of current portion on our Consolidated Balance Sheets. As of December 31, 2025, and 2024, we had total contract liabilities of $7.4 million and $6.4 million, respectively. For the year ended December 31, 2025, we recognized $4.2 million as revenue from the contract liabilities balance as of December 31, 2024, while for the year ended December 31, 2024, we recognized $5.1 million as revenue from the contract liabilities balance as of December 31, 2023.
Allowance for Credit Losses
Our allowance for credit losses changed as follows:

	Years Ended
	December 31,
(in thousands)	2025	2024
Beginning balance	$423	$474
Credit loss expense, net of release of unused allowance	99	27
Write-offs	(150)	(48)
Foreign currency translation impact	3	(30)
Ending balance	$375	$423
(12)    EARNINGS (LOSS) PER SHARE
The table below sets forth our reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive:

	Years Ended
	December 31,
	2025	2024
Weighted average common shares outstanding - basic	12,204,323	12,151,913
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	—	87,245
Weighted average common shares and common share equivalents outstanding - diluted	12,204,323	12,239,158
Average number of potentially dilutive securities excluded from calculation because their effect was anti-dilutive during the period	852,960	612,794
(13)    EQUITY
On November 20, 2023, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) whereby we could repurchase shares of our common stock on the open market with a total aggregate repurchase amount of up to $10.0 million until November 17, 2024. We repurchased 141,117 shares with a fair value of $1.0 million through the expiration date of the Repurchase Plan. Those repurchased shares were retired as of December 31, 2024, and no new authorization has been issued.
On March 5, 2025, our Board of Directors authorized the renewal of our previously expired Repurchase Plan, whereby we may repurchase shares of our common stock on the open market with a total aggregate repurchase amount of up to $10.0 million. As of the renewal date, we had approximately $9.0 million available for repurchases under the Repurchase Plan.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We are not obligated to purchase any common stock under the Repurchase Plan. Further, the Repurchase Plan may be suspended or discontinued at any time without prior notice.
(14)    STOCK-BASED COMPENSATION PLAN
As of December 31, 2025, we have unvested stock options, restricted stock awards, performance-based restricted stock awards and restricted stock units granted under stock-based compensation plans. On June 21, 2023, our stockholders approved the InTest Corporation 2023 Stock Incentive Plan (the “2023 Plan”) which replaced the Fourth Amended and Restated 2014 Stock Plan (the “2014 Plan”). No further awards can be granted under the 2014 Plan. The maximum number of shares of common stock available for grant and issuance under the 2023 Plan is (a) 350,000, plus (b) the number of shares of common stock available for issuance under the 2014 Plan on the date the 2023 Plan was approved by stockholders, plus (c) any shares of common stock that are subject to awards granted under the 2014 Plan that expire, are forfeited or canceled or terminate for any other reason on or after the date the 2023 Plan was approved by stockholders, without the issuance of shares. The number of shares available to be issued under the 2023 Plan as of June 21, 2023 was 1,117,942. Consistent with prior years’ performance-based awards, we reserve additional shares in the event that the performance achieves maximum levels. At December 31, 2025, as a result of the current year’s activity with regard to performance-based restricted stock awards (grants and forfeitures), we have 50,113 shares reserved in aggregate for performance in excess of target. As of December 31, 2025, the remaining authorization for issue under the 2023 Plan is 445,606.
The following table summarizes the compensation expense we recorded during years ended December 31, 2025 and 2024 related to unvested shares of stock options, restricted stock awards, performance-based restricted stock awards and restricted stock units:

	Years Ended
	December 31,
(in thousands)	2025	2024
Cost of revenues	$165	$144
Selling expense	70	50
Engineering and product development expense	18	29
General and administrative expense	1,357	1,634
Total stock-based compensation expense	$1,610	$1,857
At December 31, 2025, total compensation expense to be recognized in future periods is $3.3 million. The weighted average period over which this expense is expected to be recognized is 2.3 years. There was no compensation expense capitalized in 2025 or 2024.
Stock Options
The fair values for stock options granted during the years ended December 31, 2025 and 2024 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended
	December 31,
	2025	2024
Risk-free interest rate	4.28%	3.98%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.59	.57
Weighted average expected life of stock options (years)	6.25	6.25

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the activity related to stock options for the year ended December 31, 2025:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2025	602,593	$10.92
Granted	310,086	7.74
Exercised	(6,210)	3.59
Forfeited	(29,544)	10.90
Options outstanding, December 31, 2025	876,925	$9.85	7.3	$116
Exercisable	395,635	$10.54	5.8	$116
Expected to vest	481,290	$9.29	8.6	$—
The table below summarizes certain additional information with respect to our options:

	Years Ended
	December 31,
(in thousands, except per option amounts)	2025	2024
Weighted average grant date fair value per option	$4.61	$6.55
Aggregate intrinsic value of options exercised	$29	$189
Restricted Stock Awards
The following table summarizes the activity related to unvested restricted stock awards for the year ended December 31, 2025:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2025	119,833	$11.92
Granted	85,098	7.74
Vested	(46,474)	11.76
Forfeited	(9,169)	10.69
Unvested shares outstanding, December 31, 2025	149,288	$9.67
Additional information about our restricted stock awards is summarized as follows:

	Years Ended
	December 31,
(in thousands)	2025	2024
Aggregate market value of RSA’s vested	$344	$838
Performance-Based Stock Awards
On March 17, 2025, our CEO, CFO and the Division Presidents of our three operating segments were granted PSAs totaling 49,098 shares with a grant date value of $0.4 million. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 17, 2025. The final

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
vesting percentage will be based on the achievement of certain performance metrics related to the percentage of revenue received by us generated by recurring revenue streams for the year ended December 31, 2027, as determined by the Compensation Committee of our Board of Directors. At December 31, 2025, 44,791 shares remain outstanding for the remaining four participants and we have estimated that these shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.
On March 6, 2024, our CEO, CFO and the Division Presidents of our three operating segments were granted PSAs totaling 33,539 shares with a grant date value of $0.4 million. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 6, 2024. The final vesting percentage will be based on the achievement of certain performance metrics related to adjusted EBITDA for the year ended December 31, 2026, as determined by the Compensation Committee of our Board of Directors. At December 31, 2025, 30,597 shares remain outstanding. During 2025, we reduced this probability estimate from 100% to 0% for the remaining four participants based on our current projections for the performance metrics for the relevant measurement period. The adjustment for this award was recorded in general and administrative expense in our Consolidated Statements of Operations.
On January 16, 2024, the newly appointed president of our Process Technologies segment was granted PSAs totaling 8,231 shares with a grant date value of $0.1 million. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on January 16, 2024. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for specified time periods. During 2025, we reduced this probability estimate from 100% to 0% based on our current projections for the performance metrics for the relevant measurement period. The adjustment for this award was recorded in general and administrative expense in our Consolidated Statements of Operations.
On March 8, 2023, our CEO, CFO and certain other members of our senior management were granted PSAs, totaling 18,888 shares with a grant date value of $0.3 million. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on March 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics related to consolidated revenue for specified time periods as determined by the Compensation Committee of our Board of Directors. During the second quarter of 2025, we reduced this probability estimate from 50% to 0% based on our projections for the performance metrics for the relevant measurement period at that time. The adjustment for this award was recorded in general and administrative expense in our Consolidated Statements of Operations. At December 31, 2025, 16,605 shares remained outstanding and the probability estimate remained the same.
On March 9, 2022, our CEO and CFO were granted PSAs totaling 20,493 shares. The performance criteria was based on the achievement of certain performance metrics including compound annual revenue growth rate. The probability of achievement was 0% as of December 31, 2024, and on March 9, 2025, none of the performance criteria were achieved, therefore, these PSAs were forfeited.
On October 1, 2021, 5,000 PSAs were granted to a member of senior management with a vesting date of January 1, 2025. The performance criteria was based on the achievement of certain financial metrics. The probability of achievement was 0% as of December 31, 2024, and on January 1, 2025, none of the performance criteria were achieved, therefore, these PSAs were forfeited.
On June 11, 2025, the president of our Environmental Technologies segment terminated employment with us. He had 5,081 PSAs granted on May 8, 2023, 2,942 PSAs granted on March 6, 2024 and 4,307 PSAs granted on March 17, 2025. The probability of achievement of the May 8, 2023 award was 50% as of March 31, 2025, while the March 6, 2024 and March 17, 2025 awards remained at 100% as of March 31, 2025. Due to the termination, none of the performance criteria were achieved and therefore, 12,330 PSAs were forfeited.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the activity related to unvested performance-based stock awards for the year December 31, 2025:

Performance-Based Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2025	88,949	$12.53
Granted	49,098	7.74
Vested	—	—
Forfeited	(37,823)	11.48
Unvested shares outstanding, December 31, 2025	100,224	$10.58
Additional information about our performance-based restricted stock awards is summarized as follows:

	Years Ended
	December 31,
(in thousands)	2025	2024
Aggregate market value of PSA’s vested	$—	$117
Restricted Stock Units
We began granting restricted stock units to certain employees in 2025. The following table summarizes the activity related to unvested restricted stock units for the year December 31, 2025:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested units outstanding, January 1, 2025	—	$—
Granted	61,091	7.98
Vested	—	—
Forfeited	(1,917)	8.60
Unvested units outstanding, December 31, 2025	59,174	$7.96
No restricted stock units vested during the year December 31, 2025.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The activity in our ESPP was as follows:

	Years Ended
	December 31,
(in thousands except shares)	2025	2024
Shares purchased	19,793	16,674
Total cost of shares	$124	$140
Total discount - compensation expense	$23	$24
The per share prices related to the ESPP purchases were as follows:

	Closing Market Price	Purchase Price
December 31, 2025	$7.47	$6.35
September 30, 2025	7.81	6.64
June 30, 2025	7.28	6.19
March 31, 2025	6.99	5.94
December 31, 2024	8.59	7.30
September 30, 2024	7.30	6.20
June 30, 2024	9.88	8.40
March 31, 2024	13.25	11.26
(16)    RESTRUCTURING
On February 25, 2025, we notified employees of our wholly-owned subsidiary, Videology Imaging Corporation, of our intention to consolidate all operations in the Netherlands into our facility located in Mansfield, Massachusetts (the “Videology Consolidation”). Videology® is included in our Process Technologies segment. This plan resulted in the closure of the Netherlands facility and the termination of certain employees at that location. The Videology Consolidation of the Netherlands operations was undertaken to increase efficiencies and lower operating costs associated with the current operation of Videology® and was substantially completed by the end of 2025 at which point we vacated the Netherlands facility.
On June 11, 2025, we transitioned leadership of our Environmental Technologies segment (the “Environmental Transition”), appointing a new President. We incurred severance and payroll related costs for the outgoing President related to the Environmental Transition. As of December 31, 2025 this action has been completed.
The charges for both these actions have been aggregated as restructuring costs within our Consolidated Statement of Operations. While we have substantially completed the Videology Consolidation, we expect to incur facility costs on the remaining lease until the earlier of lease termination or expiry of approximately $0.3 million.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We have recognized restructuring costs related to these actions as follows:

Year Ended
(in thousands)	December 31, 2025
Videology Consolidation:
Severance	$228
Retention	138
Payroll taxes and payroll related	46
Impairment charges related to long-lived assets	122
Other	152
Total Process Technologies restructuring charges	686
Corporate portion of action charges	77
Total Videology Consolidation restructuring charges	$763

Environmental Transition:
Severance	$70
Payroll taxes and payroll related	6
Total Environmental Technologies restructuring charges	76
Corporate portion of action charges	11
Total Environmental Transition restructuring charges	$87

Total consolidated restructuring costs	$850
Our restructuring accrual is included as a component of accrued expenses and other current liabilities:

Year Ended
(in thousands)	December 31, 2025
Beginning balance	$—
Charges	850
Less: Non cash impairment charges	(122)
Cash payments	(496)
Impact of foreign currency translation adjustments	(34)
Ending balance	$198
(17)    EMPLOYEE BENEFIT PLANS
The InTest Corporation Incentive Savings Plan is a defined contribution 401(k) plan for our employees who work in the U.S. (the “InTest Savings Plan”). As of December 31, 2025, all permanent employees of Acculogic Ltd, Ambrell®, InTest Corporation, InTest EMS LLC, Temptronic Corporation and Videology®, who are at least 18 years of age, are eligible to participate in the InTest Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5 thousand. Employer contributions vest ratably over four years. Matching contributions are discretionary.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We recorded expense for matching contributions as follows:

	Years Ended
	December 31,
(in thousands)	2025	2024
Discretionary employer matching contributions	$724	$776
Employees of Alfamation™ in Italy are entitled to Trattamento di Fine Rapporto (“TFR”), commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The expense is recognized as a component of payroll-related costs in our Consolidated Statements of Operations and the required accrual is included in other liabilities on our Consolidated Balance Sheets. At December 31, 2025, the amount recorded in other liabilities for TFR was $1.6 million.
(18)    INCOME TAXES
We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries.
The components of (loss) earnings before income taxes were as follows:

	Years Ended
	December 31,
(in thousands)	2025	2024
Domestic	$(2,014)	$4,889
Foreign	(1,208)	(1,435)
Total (loss) earnings before income taxes	$(3,222)	$3,454
The components of income tax (benefit) expense were as follows:

	Years Ended
	December 31,
(in thousands)	2025	2024
Current
Domestic – federal	$(365)	$1,221
Domestic – state	38	230
Foreign	711	(71)
Total current	384	1,380
Deferred
Domestic – federal	(585)	(1,186)
Domestic – state	19	(262)
Foreign	(513)	631
Total deferred	(1,079)	(817)
Total income tax (benefit) expense	$(695)	$563
Deferred income taxes reflect the net tax effect of net operating loss and tax credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
income tax purposes. The following summarizes the significant components of our deferred tax assets and liabilities at December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Capitalized research and development costs	$2,476	$3,272
Operating lease liabilities	1,620	1,870
Net operating loss (domestic and foreign)	1,728	381
Accrued vacation pay and stock-based compensation	442	532
Inventories	605	434
Foreign intangible assets	495	403
Tax credit carryforward	372	0
Acquisition costs	41	43
Allowance for credit losses	50	45
Accrued warranty	1	25
Other	224	151
Total	8,054	7,156
Valuation allowance	(760)	(261)
Deferred tax assets	7,294	6,895

Deferred tax liabilities:
Intangible assets	(4,516)	(4,673)
Right-of-use assets	(1,553)	(1,821)
Depreciation of property and equipment	(450)	(334)
Deferred tax liabilities	(6,519)	(6,828)
Net deferred tax assets	$775	$67
In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and tax credit carryforwards which expire in various years through 2045.
We have not recognized any deferred taxes related to unremitted earnings from our international subsidiaries as these earnings will be indefinitely reinvested, including in relation to Alfamation Italy. We plan to distribute earnings from our German subsidiary, but have taken action to ensure zero withholding tax will be applicable. Therefore, no deferred tax liability has been recorded related to our unremitted earnings.
As of December 31, 2025, we had research and development tax credits of $0.1 million which expire in 2045 and foreign tax credits of $0.3 million which expire in 2035. We believe it is more likely than not that results of future operations will generate sufficient taxable income to utilize these credits.
The reconciliations between our effective tax rate and the expected statutory rate of 21% for the years ended December 31, 2025 and 2024 were as follows:

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended		Year Ended
	December 31, 2025		December 31, 2024
($ in thousands)	$	%	$	%
Expected income tax at U.S. federal statutory rate	(677)	21.0%	726	21.0%
State and local income taxes, net of federal income tax effect*	(333)	10.3%	(32)	(0.9%)
Foreign tax effects
Netherlands
Statutory tax rate difference between Netherlands and the U.S.	34	(1.1%)	13	0.4%
Change in valuation allowance	447	(13.9%)	130	3.8%
Other	(120)	3.7%	—	—%
Germany
Statutory tax rate difference between Germany and the U.S.	97	(3.0%)	52	1.5%
Other	77	(2.4%)	—	—%
Italy
Statutory tax rate difference between Italy and the U.S.	(15)	0.5%	(26)	(0.8%)
Other	(1)	—%	—	—%
Malaysia
Statutory tax rate difference between Malaysia and the U.S.	(12)	0.4%	(13)	(0.4%)
Change in valuation allowance	94	(2.9%)	—	—%
Other	—	—%	104	3.0%
U.K.
Statutory tax rate difference between the U.K. and the U.S.	8	(0.2%)	4	0.1%
Change in valuation allowance	(42)	1.3%	(4)	(0.1%)
Other	(11)	0.3%	—	—%
Canada
Statutory tax rate difference between Canada and the U.S.	(4)	0.1%	(22)	(0.6%)
Other	(93)	2.9%	—	—%
Other foreign jurisdictions	(6)	0.2%	(1)	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%	—	—%
Effect of cross-border tax laws
Subpart F income for foreign subsidiaries	213	(6.6%)	145	4.2%
Section 250 foreign-derived intangible income deduction	—	—%	(537)	(15.5%)
Tax credits
Research and development tax credits	(132)	4.1%	(294)	(8.5%)
Foreign tax credits	(264)	8.2%	(70)	(2.0%)
Changes in U.S. valuation allowances	—	—%	(110)	(3.2%)
Nontaxable or nondeductible items
Stock-based compensation awards	226	(7.0%)	201	5.8%
Federal provision-to-return adjustments	110	(3.4%)	168	4.9%
Acquisition costs	—	—%	71	2.1%
Other	22	(0.7%)	17	0.5%
Changes in unrecognized tax benefits	—	—%	—	—%
Federal income tax benefit adjustment	(310)	9.6%	—	—%
Other adjustments	(3)	0.1%	41	1.2%
Effective income tax (benefit) expense**	(695)	21.6%	563	16.3%
* State taxes in CA, NJ, TN and TX made up the majority (greater than 50%) of the tax effect in this category in 2025; CA, MI, MA, NJ and TN in 2024.
** sum of percentages may not add due to rounding

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 31, 2025 and 2024, we did not have an accrual for uncertain tax positions.
We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ended December 31, 2022 and thereafter are subject to examination by the relevant taxing authorities. As of December 31, 2025, we have federal net operating losses of $4.1 million inclusive of $0.4 million which is subject to a Section 382 limitation and will begin to expire in 2032 if not utilized. The remaining $3.7 million can be carried forward indefinitely subject to an annual 80% limitation. We have state net operating losses of $1.7 million which will begin to expire in 2027.
Jurisdictions where cash paid for income taxes equal to or greater than 5% of the total income taxes paid (net of refunds received) were as follows:

	Years Ended
	December 31,
(in thousands)	2025	2024
U.S. Federal	$(22)	$1,855
State - Tennessee	2	153
State - California	(53)	14
State - New Jersey	18	29
State - all others	22	89
Foreign - Italy	—	998
Foreign - Germany	223	197
Foreign - Canada	—	(238)
Foreign - all others	3	(25)
Total income taxes paid net of refunds received	$193	$3,072

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(19)    SEGMENT AND GEOGRAPHIC AREA INFORMATION
The following tables present our results of operations by reportable segment as reconciled to consolidated net (loss) earnings before income tax (benefit) expense:

	Year Ended December 31, 2025
($ in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$56,194	$29,294	$28,337	$—	$113,825
Cost of revenue	29,766	18,304	16,835	—	64,905
Other divisional costs	19,458	9,035	11,071	—	39,564
Division operating income	6,970	1,955	431	—	9,356
Acquired intangible amortization				3,346	3,346
Restructuring costs				850	850
Corporate expenses				8,885	8,885
Operating (loss) income	6,970	1,955	431	(13,081)	(3,725)
Interest expense				(450)	(450)
Other income				953	953
(Loss) earnings before income tax expense	$6,970	$1,955	$431	$(12,578)	$(3,222)

Supplemental Disclosures:
Depreciation	$642	$247	$242	$194	$1,325
Stock-based compensation	323	91	165	1,031	1,610
Capital expenditures	639	358	71	564	1,632
Total assets	$76,012	$22,571	$48,152	$4,578	$151,313

	Year Ended December 31, 2024
($ in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$63,878	$28,898	$37,914	$—	$130,690
Cost of revenue	35,843	17,780	21,643	—	75,266
Other divisional costs	19,303	9,002	11,299	—	39,604
Division operating income	8,732	2,116	4,972	—	15,820
Acquired intangible amortization				2,545	2,545
Corporate expenses				9,881	9,881
Operating income (loss)	8,732	2,116	4,972	(12,426)	3,394
Interest expense				(846)	(846)
Other income				906	906
Earnings (loss) before income tax expense	$8,732	$2,116	$4,972	$(12,366)	$3,454

Supplemental Disclosures:
Depreciation	$596	$301	$387	$115	$1,399
Stock-based compensation	217	182	140	1,318	1,857
Capital expenditures	347	561	176	240	1,324
Total assets	$75,671	$21,163	$50,921	$4,533	$152,288

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables provide information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Years Ended
	December 31,
(in thousands)	2025	2024
Revenue:
U.S.	$49,131	$49,757
Foreign	64,694	80,933
Total revenue	$113,825	$130,690

	December 31,
(in thousands)	2025	2024
Property and equipment:
U.S.	$2,250	$2,280
Foreign	2,528	2,177
Total property and equipment	$4,778	$4,457
(20)    LEGAL PROCEEDINGS
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

InTest CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Expense (Recovery)	Additions (Deductions)	Reserve Amounts Acquired through Business Combinations	Foreign Currency Translation Adjustments	Balance at End of Period

Year Ended December 31, 2025
Warranty reserve	$802	$1,153	$(927)	$—	$—	$1,028
Allowance for credit losses	$423	$99	$(150)	$—	$3	$375

Year Ended December 31, 2024
Warranty reserve	$648	$669	$(677)	$162	$—	$802
Allowance for credit losses	$474	$27	$(48)	$—	$(30)	$423