Form 10-Q
period 2026-03-31
INTEST CORP
filed 2026-05-11
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026 or

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
Yes ☐ No ☒
Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on April 30, 2026: 12,564,657

InTest CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.FINANCIAL STATEMENTS
InTest CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,867	$14,216
Restricted cash	2,817	3,842
Trade accounts receivable, net of allowance for credit losses of $341 and $375, respectively	30,154	25,891
Inventories	30,451	31,580
Prepaid expenses and other current assets	3,336	3,109
Total current assets	79,625	78,638
Property and equipment, net of accumulated depreciation of $10,219 and $10,083, respectively	4,965	4,778
Right-of-use assets, net	8,588	9,098
Goodwill	32,141	32,359
Intangible assets, net	23,861	24,876
Deferred tax assets	930	775
Other assets	657	789
Total assets	$150,767	$151,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,417	$6,062
Current portion of operating lease liabilities	2,123	2,098
Accounts payable	8,901	11,205
Customer deposits and deferred revenue	6,785	6,388
Domestic and foreign income taxes payable	734	-
Accrued expenses and other current liabilities	9,872	10,002
Total current liabilities	35,832	35,755
Operating lease liabilities, net of current portion	6,861	7,402
Long-term debt, net of current portion	1,120	1,406
Contingent consideration, net of current portion	-	356
Deferred revenue, net of current portion	823	1,055
Other liabilities	1,662	1,716
Total liabilities	46,298	47,690
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,633,051 and 12,570,865 shares issued, respectively; 12,548,292 and 12,488,788 shares outstanding, respectively	126	125
Additional paid-in capital	60,268	59,436
Retained earnings	43,349	42,560
Accumulated other comprehensive earnings	1,722	2,461
Treasury stock, at cost; 84,759 and 82,077 shares, respectively	(996)	(959)
Total stockholders’ equity	104,469	103,623
Total liabilities and stockholders’ equity	$150,767	$151,313
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2026	2025
Revenue	$33,886	$26,637
Cost of revenue	18,478	15,581
Gross profit	15,408	11,056

Operating expenses:
Selling expense	4,220	4,547
Engineering and product development expense	2,588	2,448
General and administrative expense	6,124	5,816
Amortization of acquired intangible assets	778	813
Restructuring costs	744	313
Total operating expenses	14,454	13,937

Operating income (loss)	954	(2,881)
Interest expense	(80)	(152)
Other income	103	244

Earnings (loss) before income tax (benefit) expense	977	(2,789)
Income tax expense (benefit)	188	(460)

Net earnings (loss)	$789	$(2,329)

Earnings (loss) per common share:
Basic	$0.06	$(0.19)
Diluted	$0.06	$(0.19)

Weighted average common shares outstanding:
Basic	12,254,035	12,179,418
Diluted	12,421,345	12,179,418
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
(In thousands)
Net earnings (loss)	$789	$(2,329)

Other comprehensive (loss) earnings
Unrealized loss on interest rate swap agreement	(10)	(35)
Foreign currency translation adjustments	(729)	1,497
Total other comprehensive (loss) earnings	(739)	1,462

Comprehensive earnings (loss)	$50	$(867)
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2026	12,570,865	$125	82,077	$(959)	$59,436	$42,560	$2,461	$103,623
Comprehensive earnings (loss)	—	—	—	—	—	789	(739)	50
Amortization of stock-based deferred compensation	—	—	—	—	291	—	—	291
Issuance of unvested shares of restricted stock	100,528	1	—	—	(1)	—	—	—
Forfeiture of unvested shares of restricted stock	(120,913)	(1)	—	—	1	—	—	—
Stock options exercised	65,393	1	—	—	533	—	—	534
Shares issued under Employee Stock Purchase Plan	2,675	—	—	—	36	—	—	36
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	2,682	(37)	—	—	—	(37)
Shares issued upon vesting of restricted stock units	16,306	—		—	—	—	—	—
Shares withheld to satisfy tax liability at vesting of restricted stock units	(1,803)	—		—	(28)	—	—	(28)
Balance, March 31, 2026	12,633,051	$126	84,759	$(996)	$60,268	$43,349	$1,722	$104,469

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Earnings	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2025	12,457,658	$124	79,382	$(942)	$57,658	$45,087	$(2,137)	$99,790
Comprehensive (loss) earnings	—	—	—	—	—	(2,329)	1,462	(867)
Amortization of stock-based deferred compensation	—	—	—	—	423	—	—	423
Issuance of unvested shares of restricted stock	134,196	1	—	—	(1)	—	—	—
Forfeiture of unvested shares of restricted stock	(27,365)	—	—	—	—	—	—	—
Stock options exercised	4,925	—	—	—	18	—	—	18
Shares issued under Employee Stock Purchase Plan	5,374	—	—	—	36	—	—	36
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	646	(5)	—	—	—	(5)
Balance, March 31, 2025	12,574,788	$125	80,028	$(947)	$58,134	$42,758	$(675)	$99,395
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$789	$(2,329)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,641	1,741
Provision for excess and obsolete inventory	271	206
Amortization of deferred compensation related to stock-based awards	291	423
Deferred income tax (benefit) expense	(157)	199
Other non-cash reconciling items	132	(193)
Changes in assets and liabilities:
Trade accounts receivable	(3,834)	8,493
Inventories	621	(590)
Prepaid expenses and other current assets	(714)	(377)
Other assets	(120)	(21)
Operating lease liabilities	(519)	(523)
Accounts payable	(2,339)	15
Customer deposits and deferred revenue	456	(153)
Domestic and foreign income taxes payable	858	(716)
Deferred revenue, net of current portion	(232)	(27)
Accrued expenses and other liabilities	(459)	(613)
Net cash (used in) provided by operating activities	(3,315)	5,535
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(644)	(229)
Net cash used in investing activities	(644)	(229)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net of repayments	2,189	(2,426)
Repayments of long-term debt	(1,025)	(1,025)
Proceeds from stock options exercised	534	18
Proceeds from shares sold under Employee Stock Purchase Plan	31	32
Settlement of employee tax liabilities in connection with treasury stock transaction	(62)	(5)
Net cash provided by (used in) financing activities	1,667	(3,406)
Effects of exchange rates on cash	(82)	318
Net cash (used in) provided by all activities	(2,374)	2,218
Cash, cash equivalents and restricted cash at beginning of period	18,058	19,830
Cash, cash equivalents and restricted cash at end of period	$15,684	$22,048

Cash and cash equivalents	$12,867	$22,048
Restricted cash	2,817	—
Total cash, cash equivalents and restricted cash at end of period	$15,684	$22,048

Cash (receipts) payments for:
Domestic and foreign income taxes, net of receipts	$(572)	$32
Interest	86	142

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of unvested shares of restricted stock awards	1,455	1,039
Forfeiture of shares of unvested restricted stock awards	(1,386)	(282)
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
The consolidated entity is comprised of InTest Corporation and our wholly-owned subsidiaries which comprise our six business: Electro Mechanical Semiconductor (“EMS”), Acculogic, Alfamation™, InTest Thermal Solutions (“ITS”), Ambrell® and Videology®. We manufacture our products in the U.S., Canada, Italy and Malaysia. Marketing and support activities are conducted worldwide from our facilities in the U.S., Canada, Italy, Germany, Singapore, Malaysia and the U.K. As of December 31, 2025, we have consolidated our Videology® Netherlands operations into our U.S. Videology® location. See “Note (15) Restructuring” for further discussion about this action. We operate our business worldwide and sell our products both domestically and internationally.
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
Our Electronic Test segment began with EMS and sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (original equipment manufacturers (“OEM”)), who ultimately resell our equipment with their equipment to both semiconductor manufacturers and third-party test and assembly houses. These sales all fall within the ATE sector of the Semi market. With the acquisition of Acculogic Inc. and its affiliates (“Acculogic”) in December 2021, and the March 2024 acquisition of Alfamation S.p.A. (“Alfamation™”), our Electronic Test segment also sells its products to customers in markets outside the Semi market including the Auto/EV, Defense/Aerospace, Industrial and Life Sciences markets. Our Environmental Technologies segment, which consists of ITS, sells its products to end users and OEMs within the ATE sector of the Semi market. It also sells its products to customers in a variety of markets other than the Semi market, including the Auto/EV, Defense/Aerospace, Industrial and Life Sciences markets. Our Process Technologies segment consists of Ambrell® and Videology® and sells its products to customers in the wafer production sector within the Semi market. It also sells its products to customers in a variety of markets other than the Semi market, including the Auto/EV, Defense/Aerospace, Industrial, Life Sciences and Safety/Security markets.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these Consolidated Financial Statements. Therefore, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed on March 12, 2026, with the Securities and Exchange Commission (“SEC”).
(b) Reclassifications
Certain prior period presentation and amounts have been reclassified to conform with the current period’s presentation with respect to aggregating the net earnings (loss) and other comprehensive earnings (loss) lines into comprehensive earnings (loss) on the face of the Consolidated Statements of Stockholders’ Equity.
(c) Reportable Segments
We have three operating segments which are also our reportable segments and reporting units: Electronic Test (consisting of EMS, Acculogic and Alfamation™, whose products include our semiconductor test equipment, flying probe and in-circuit and functional testers), Environmental Technologies (consisting of ITS, whose products include our thermal test, process and storage products) and Process Technologies (consisting of Ambrell® and Videology®, whose products include our induction heating and video imaging products). We operate our business worldwide and sell our products both domestically and internationally. All our segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers and to a variety of markets outside of the Semi market, including the Auto/EV, Defense/Aerospace, Industrial, Life Sciences, Safety/Security and Other markets.
Our management team, including our Chief Executive Officer (“CEO”) who is also our Chief Operating Decision Maker (“CODM”) as defined under U.S. GAAP, evaluates the performance of our operating segments primarily on income (loss) from divisional operations which represents earnings (loss) before income tax expense (benefit) and excludes interest expense, other income (expense), corporate expenses, restructuring costs and acquired intangible amortization. Other divisional costs represent engineering and product development costs, selling expenses, and general and administrative expenses directly attributable to the division.
Our Electronic Test segment sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. These sales all fall within the ATE sector of the Semi market. With the December 2021 acquisition of Acculogic and the March 2024 acquisition of Alfamation™, our Electronic Test segment also sells its products to customers in markets outside the Semi market including the Auto/EV, Defense/Aerospace, Industrial and Life Sciences markets. Our Environmental Technologies segment sells its products to end users and OEMs within the ATE sector of the Semi market. It also sells its products to customers in a variety of markets other than the Semi market, including the Auto/EV, Defense/Aerospace, Industrial and Life Sciences markets. Our Process Technologies segment sells its products to customers in the wafer production sector within the Semi market.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
It also sells its products to customers in a variety of markets other than the Semi market, including the Auto/EV, Defense/Aerospace, Industrial, Life Sciences and Safety/Security markets.
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
Periodically we have restricted cash which represents amounts deposited at our banks to support bank guarantees which certain of our customers require as a condition of paying large deposits on orders they place with us. Typically, the amount of the deposit and related guarantee declines as shipments are made against the order. As a condition of our Sixth Amendment to the Loan Agreement executed on August 5, 2025, as further described in “Note (9) Debt,” we have formally pledged cash holdings equal to our outstanding debt with M&T Bank, which we have presented as restricted cash on the face of our Consolidated Balance Sheet.
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
(g) Inventories
Inventories are generally valued at cost on a first-in, first-out basis, not in excess of net realizable value, except inventory acquired in a business combination, which is recorded at fair value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. Our criteria identify excess material as the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. Our criteria identify obsolete material as material that has not been used in a work order during the prior 24 to 36 months depending on the product line. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Our financial instruments include cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, our credit facility, interest rate swaps and our liabilities for contingent consideration. Our cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses are carried at cost which approximates fair value, due to the short-term nature of those items. Our credit facility and our interest rate swap are discussed further below and in “Note (9) Debt.” Our contingent consideration liabilities are measured at fair value on a recurring basis using Level 3 inputs which are inputs that are unobservable and significant to the overall fair value measurement. These unobservable inputs reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. Changes in the amount of the estimated fair value of the contingent consideration since the acquisition date are recorded as general and administrative expenses in our Consolidated Statement of Operations in the quarter in which they occur. The current portion of our contingent consideration liability is included as a component of accrued expenses and other current liabilities, while the non-current portion is included in other liabilities on our Consolidated Balance Sheets. See “Note (6) Fair Value Measurements” for further disclosures related to the fair value of our liabilities for contingent consideration.
(k) State and Local Grant Funds Received
In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell®, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $0.6 million to help offset a portion of the cost of the leasehold improvements we made to this facility. In exchange for the funds we received under these agreements, we were required to create and maintain specified levels of employment in this location through various dates ending in 2024. As of December 31, 2024, we met those employment targets as specified in both grant agreements. The remaining proceeds which were no longer subject to repayment were reclassified to deferred grant proceeds and will be amortized to income on a straight-line basis over the current remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our Consolidated Balance Sheets and totaled $0.2 million at March 31, 2026.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
(m) Interest Rate Swap Agreement
We are exposed to interest rate risk on our floating-rate debt. We have entered into an interest rate swap agreement to effectively convert our floating-rate debt to a fixed-rate basis for a portion of our floating rate debt, as discussed further in “Note (6) Fair Value Measurements” and “Note (9) Debt.” The principal objective of this agreement is to eliminate the variability of the cash flows for interest payments associated with a portion of our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with ASC Topic 815 - Derivatives and Hedging. Further, we have determined that this agreement qualifies for the shortcut method of hedge accounting. Our interest rate swap is recorded at fair value as a component of other assets in our Consolidated Balance Sheets. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt. We recognize the change in the fair value of the interest rate swap as a component of the change in other assets in our Consolidated Statements of Cash Flows.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
See “Note (10) Revenue From Contracts With Customers” and “Note (17) Segment and Geographic Area Information” for further information about our revenue from contracts with customers.
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
(p) Stock-Based Compensation
Our stock-based compensation consists of stock options, restricted stock awards, performance-based restricted stock awards and restricted stock units granted under our stock-based compensation plans. Certain of our awards include vesting terms that are based on market conditions.
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
No option may be granted with an exercise period in excess of ten years from the date of grant. Stock options are granted with an exercise price equal to the fair market value of our stock on the date of grant and will generally vest over four years.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Stock options without market conditions are valued on the date of grant using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the expected volatility of our stock price, the expected term of the option, the risk-free rate of return and the expected dividend yield. Stock options that vest based on market conditions are valued on the date of grant using a Monte Carlo simulation model which also requires assumptions for grant date stock price, strike price, expected volatility, risk-free rate of return, the expected term of the option, the expected dividend yield and incorporates the probability of achieving the market conditions. Market conditions are reflected in the grant date fair value of these awards, therefore, compensation cost is recognized regardless of whether the market conditions are ultimately satisfied, provided the requisite service is rendered.
Restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) are valued based on the quoted market price of our stock at the grant date. RSAs and RSUs generally vest over four years for employees. Prior to 2025, RSAs granted to our independent directors vested 25% at each of March 31, June 30, September 30, and December 31 of the year in which they were granted. In 2025, RSAs granted to our independent directors vest on the one-year anniversary of the grant date.
We also grant performance-based stock awards (“PSAs”) where the ultimate number of shares that vest can vary and is based on the achievement of specific performance metrics or the outcome of specified market conditions. The grant date fair value of PSAs without market conditions is based on the market price of our common stock on the grant date. We estimate an initial probable outcome for achievement of the performance metrics for PSAs without market conditions at the grant date and subsequently, at each future reporting period, we reassess the probable outcome for achievement for each individual grant against the relevant performance metrics and record an adjustment to the total fair value estimate as needed in the period in which there is a change in our assessment of the probable outcome for that grant. The grant date fair value of PSAs that vest based on market conditions is estimated using a Monte Carlo simulation model which also requires assumptions for grant date stock price, expected volatility, risk-free rate of return, the expected term of the award and incorporates the probability of achieving the market conditions. Market conditions are reflected in the grant date fair value of these awards, therefore, compensation cost is recognized regardless of whether the market condition is ultimately satisfied, provided the requisite service is rendered. We do not reassess the fair value of PSAs that vest based on market conditions in future periods. Vesting for PSAs is generally cliff vesting at the end of the service period. Compensation expense for PSAs is recorded on a straight-line basis over the service period.
Consistent with prior years, for any PSAs, including those with market conditions, where the final number of awards to be issued can vary depending upon the ultimate outcome of the specified performance or market conditions, we issue shares for PSAs at the 100% achievement level (“target”) at the grant date. We also reserve additional shares in the event that the vesting of the PSAs occurs at the maximum levels.
From time to time, as RSAs, PSAs and RSUs vest, certain employees surrender their vested shares to satisfy their tax liability on vesting. The fair value of those shares on the vesting date is then used by us to pay those employees’ tax obligations. The shares surrendered are reported as treasury stock in our Consolidated Statements of Stockholders’ Equity.
See further disclosures related to our stock-based compensation plans in “Note (13) Stock-Based Compensation Plan.”
(q) Foreign Currency
For our foreign subsidiaries whose functional currencies are not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included as a component of accumulated other comprehensive earnings within stockholders’ equity. Transaction gains or losses are included in net earnings. For the three months ended March 31, 2026 and 2025, our net foreign currency transaction gains were immaterial.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

(s) Restructuring and Other Charges
In accordance with the guidance in ASC Topic 420 - Exit or Disposal Cost Obligations, we recognize a liability for restructuring costs at fair value only when the liability is incurred. Workforce-related charges, including those related to leadership transition actions, are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Depending on the timing of the termination dates, these charges may be recognized upon notification or ratably over the remaining required service period of the employees. Plans to consolidate excess facilities may result in lease termination fees and impairment charges related to our ROU assets that are associated with the leases for these facilities. Other long-lived assets that may be impaired as a result of restructuring consist of property and equipment, goodwill and intangible assets. Asset impairment charges included in restructuring and other charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset, and, in the case of our ROU assets, would include expected future sublease rental income, if applicable. These estimates are derived using the guidance in ASC 842, ASC 360 and ASC 350.
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
(3)    INVENTORIES
Inventories held at March 31, 2026, and December 31, 2025, were comprised of the following:

(in thousands)	March 31, 2026	December 31, 2025
Raw materials	$16,462	$16,422
Work in process	5,914	9,397
Inventory consigned to others	252	248
Finished goods	7,823	5,513
Total inventories	$30,451	$31,580
Total charges incurred for excess and obsolete inventory for the three months ended March 31, 2026 and 2025, were as follows:

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Excess and obsolete inventory charges	$271	$206
(4)    PROPERTY AND EQUIPMENT
Property and equipment included the following:

(in thousands)	March 31, 2026	December 31, 2025
Machinery and equipment	$10,454	$10,194
Leasehold improvements	4,730	4,667
Gross property and equipment	15,184	14,861
Less: accumulated depreciation	(10,219)	(10,083)
Net property and equipment	$4,965	$4,778
Depreciation expense related to property and equipment was as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Depreciation	$375	$316
(5)    GOODWILL AND INTANGIBLE ASSETS
We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our Consolidated Balance Sheets are the result of our acquisitions.
Goodwill
Changes in the amount of the carrying value of goodwill for the three months ended March 31, 2026, are as follows:

(in thousands)
Balance - January 1, 2026	$32,359
Impact of foreign currency translation adjustments	(218)
Balance – March 31, 2026	$32,141
Goodwill was comprised of the following at March 31, 2026, and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Electronic Test	$13,742	$13,957
Environmental Technologies	1,817	1,817
Process Technologies	16,582	16,585
Total goodwill	$32,141	$32,359

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Intangible Assets
Changes in the amount of the carrying value of our intangible assets for the three months ended March 31, 2026 were as follows:

(in thousands)	Finite-Lived	Indefinite-Lived
Balance - January 1, 2026	$14,372	$10,504
Impact of foreign currency translation adjustments	(185)	(52)
Amortization	(778)	—
Balance – March 31, 2026	$13,409	$10,452
The following tables provide further detail about our intangible assets as of March 31, 2026, and December 31, 2025:

	March 31, 2026
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$25,005	$14,381	$10,624
Technology	6,211	3,426	2,785
Patents	590	590	—
Software	270	270	—
Trade name	140	140	—
Total finite-lived intangible assets	32,216	18,807	13,409
Indefinite-lived intangible assets:
Trademarks	10,452	—	10,452
Total intangible assets	$42,668	$18,807	$23,861

	December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$25,192	$13,857	$11,335
Technology	6,279	3,242	3,037
Patents	590	590	—
Software	270	270	—
Trade name	140	140	—
Total finite-lived intangible assets	32,471	18,099	14,372
Indefinite-lived intangible assets:
Trademarks	10,504	—	10,504
Total intangible assets	$42,975	$18,099	$24,876

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table sets forth the estimated annual amortization expense for each of the next five years and thereafter:

(in thousands)
Remaining 2026	$1,677
2027	2,044
2028	1,688
2029	1,356
2030	1,246
Thereafter	5,398
Total estimated amortization of finite-lived intangible assets	$13,409
(6)    FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The interest rate swap agreement we entered into in connection with our Term Note, as disclosed in “Note (2) Summary of Significant Accounting Policies; (m) Interest Rate Swap Agreement” and “Note (9) Debt,” is measured at fair value on a recurring basis using Level 2 inputs. The contingent consideration liability on our Consolidated Balance Sheet is measured at fair value on a recurring basis using Level 3 inputs.
Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021, and represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to Electric Vehicle (“EV”) or battery customers. We may pay the seller up to an additional CAD $5.0 million in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2.5 million per year in each of the five years. The maximum payment is capped at CAD $5.0 million, which equates to approximately $3.7 million at March 31, 2026. There were no payments due to the seller for the years ended December 31, 2022 or 2023. We paid the contractually due amount for 2024 during the first quarter of 2025 and the contractually due amount for 2025 during the first quarter of 2026. To estimate the fair value of the contingent consideration at the acquisition date, an option-based income approach using a Monte Carlo simulation model was utilized due to the non-linear payout structure. As of the acquisition date, this resulted in an estimated fair value of $1.4 million. This amount was recorded as a contingent consideration liability and included in the purchase price as of the acquisition date. We reassess the estimated fair value of this liability annually using this same approach, or more frequently, if we determine that there have been material changes to the assumptions used in the calculation of the probable payout.
The following fair value hierarchy table presents information about assets and (liabilities) measured at fair value on a recurring basis:

	March 31, 2026
		Fair Value Measurement Using
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap	$9	$—	$9	$—
Contingent consideration - current	(351)	—	—	(351)

	December 31, 2025
		Fair Value Measurement Using
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap	$19	$—	$19	$—
Contingent consideration - current	(258)	—	—	(258)
Contingent consideration - long term	(356)	—	—	(356)

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the fair value of our Level 3 contingent consideration liabilities for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Balance at beginning of period	$614	$887
Cash payments	(254)	(34)
Change in estimated fair value	—	(28)
Impact of foreign currency translation adjustments	(9)	(1)
Balance at end of period	$351	$824
(7)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities included the following:

(in thousands)	March 31, 2026	December 31, 2025
Accrued wages and benefits	$4,711	$5,054
Accrued professional fees	1,166	1,446
Accrued sales commissions	972	1,057
Accrued warranty	941	1,028
Other current liabilities	2,082	1,417
Total accrued expenses and other current liabilities	$9,872	$10,002
(8)    LEASES
As disclosed in “Note (2) Summary of Significant Accounting Policies; (l) Leases,” we account for our leases in accordance with the guidance in ASC 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2032. Total operating lease and short-term lease costs for the three months ended March 31, 2026 and 2025, respectively, were as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Operating lease cost	$669	$653
Short-term lease cost	—	4
The following is additional information about our leases as of March 31, 2026:

Range of remaining lease terms (in years)	0.3	to	5.9
Weighted average remaining lease term (in years)		4.8
Weighted average discount rate		6.7%

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Maturities of lease liabilities as of March 31, 2026, were as follows:

(in thousands)
2026 (remainder)	$1,890
2027	2,379
2028	1,738
2029	1,605
2030	1,286
Thereafter	1,336
Total lease payments	$10,234
Less imputed interest	(1,250)
Total present value of lease liabilities	$8,984
Cash Flow Information

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Amortization of ROU assets	$514	$638
ROU assets obtained in exchange for operating lease obligations	31	144
As part of our Alfamation™ acquisition on March 12, 2024, we entered into the related-party Alfamation Lease Agreement for the seller-owned facility where Alfamation™ has its principal operations. The Alfamation Lease Agreement commenced on March 12, 2024 and the initial term was six years. It will automatically renew for the same period of time unless terminated by either party. The leased premises include warehouse and office space totaling approximately 52 thousand square feet. The semi-annual lease payments are €0.1 million, which at the date of the signing of the Alfamation Lease agreement equated to approximately $0.1 million per payment.
(9)    DEBT
Letters of Credit
We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as other assets on our Consolidated Balance Sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at March 31, 2026, and December 31, 2025, consisted of the following:

(in thousands)		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Mar. 31, 2026	Dec. 31, 2025
Mt. Laurel, NJ	3/29/10	4/30/27	4/30/31	$50	$50
Mansfield, MA	10/27/10	12/31/26	2/29/32	50	50
				$100	$100
Credit Facility
On October 15, 2021 (the “Closing Date”), we entered into an Amended and Restated Loan and Security Agreement with M&T Bank (“M&T”) which, was subsequently amended on October 28, 2021, December 30, 2021, September 20, 2022,

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
May 2, 2024, December 18, 2024, and August 5, 2025 (together as amended, the “Loan Agreement”). The Loan Agreement includes a $50.5 million non-revolving delayed draw term note (the “Term Note”) and a $10.0 million revolving credit facility (the “Revolving Facility” and together with the Term Note, the “Credit Facility”). The available funding at March 31, 2026, under the Term Note was $30 million and we have not borrowed any amounts under the $10.0 million Revolving Facility. The Credit Facility has a five-year contract period that began on October 15, 2021, and, as amended, expires on May 2, 2031, and draws under the Term Note, as amended, are permissible until May 2, 2026.
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
On August 5, 2025, we executed the Sixth Amendment to the Loan Agreement, which formally waives the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. During the period of this waiver we are required to request consent from M&T if we wish to utilize our Revolving Facility and we formally pledged a portion of our cash holdings equal to our total outstanding debt with M&T. At March 31, 2026 we were holding $2.8 million of total debt with M&T. At March 31, 2026, we were in compliance with all covenants included in the Loan Agreement.
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
On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate for this draw under the Term Note is variable. At March 31, 2026, it was approximately 5.8% based on current leverage.
As of March 31, 2026, the remainder of our Term note matures in 2026. On May 4, 2026, we amended the Credit Facility, effective as of April 30, 2026, to extend our ability to draw on the Term Note through August 28, 2026.
Alfamation™ Debt
In connection with the acquisition of Alfamation™, we assumed debt which totaled $11.3 million as of the acquisition date. At March 31, 2026, Alfamation™’s total debt amounted to $5.7 million. This debt is comprised of both fixed and variable rate bank issued term loans as well as $3.4 million of short-term variable rate financing backed by Alfamation™’s accounts receivable. This debt is spread across several different institutions with monthly, quarterly or semi-annual repayment schedules. The short-term variable financing rate at March 31, 2026, was 3.2%. At March 31, 2026, the weighted average interest rate payable on the bank issued term loans was 0.7% for fixed rate debt and 4.0% for variable rate debt and the overall weighted average interest rate for the bank issued term loans was 3.3%.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of March 31, 2026, the remaining maturities of the Alfamation™ debt are as follows:

(in thousands)
2026 (remainder)	$4,352
2027	871
2028	497
Total remaining maturities of our Alfamation™ Debt	$5,720
(10)    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See “Note (17) Segment and Geographic Area Information” for information about revenue by operating segment and geographic region.

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Revenue by customer type:
End user	$28,320	$22,436
OEM/Integrator	5,566	4,201
	$33,886	$26,637

	Three Months Ended
	March 31,
(in thousands)	2026		2025
Revenue by product type:
Thermal test	$6,766		$4,393
Thermal process	5,625		5,281
Semiconductor test	5,507		4,734
Video imaging	2,058		2,057
Flying probe and in-circuit testers	2,047		1,856
Alfamation™ products	7,120		4,149
Service/other	4,763		4,167
	$33,886	—	$26,637

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Revenue by market:
Semi	$10,507	$8,995
Auto/EV	7,487	5,959
Defense/Aerospace	5,822	2,828
Industrial	3,242	3,021
Life Sciences	3,572	1,688
Safety/Security	1,112	564
Other	2,144	3,582
	$33,886	$26,637
Major Customers
During the three months ended March 31, 2026, two customers exceeded 10% of our consolidated revenue. Customer “A” accounted for 14% and Customer “B” accounted for 10%. During the three months ended March 31, 2025, Customer “B” was the only customer exceeding 10%, with 13%, of our consolidated revenue. These revenues in the periods presented were generated by our Electronic Test segment.
Contract Liabilities
As of March 31, 2026, and December 31, 2025, we had total contract liabilities of $7.6 million and $7.4 million, respectively. Our contract liabilities consist of our customer deposits and deferred revenue as well as deferred revenue net of current portion on our Consolidated Balance Sheets. For the three months ended March 31, 2026, the amount recognized as revenue from the contract liabilities balance as of December 31, 2025, was $3.2 million, while for the three months ended March 31, 2025, the amount recognized as revenue from the contract liabilities balance as of December 31, 2024, was $3.0 million.
Allowance for Credit Losses
Activity related to our allowance for credit losses was as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Beginning balance	$375	$423
Credit loss expense, net of release of unused allowance	(20)	(14)
Write-offs	(12)	—
Foreign currency translation impact	(2)	2
Ending balance	$341	$411

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(11)    EARNINGS (LOSS) PER SHARE
The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive:

	Three Months Ended
	March 31,
	2026	2025
Weighted average common shares outstanding - basic	12,254,035	12,179,418
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	167,310	-
Weighted average common shares and common share equivalents outstanding - diluted	12,421,345	12,179,418
Average number of potentially dilutive securities excluded from calculation because their effect was anti-dilutive during the period	588,515	877,624
(12)    EQUITY
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
(13)    STOCK-BASED COMPENSATION PLAN
As of March 31, 2026, we had unvested stock options, restricted stock awards, performance-based restricted stock awards and restricted stock units granted under our stock-based compensation plans. Certain of our awards contain vesting terms based on market conditions. On June 21, 2023, our stockholders approved the InTest Corporation 2023 Stock Incentive Plan (the “2023 Plan”) which replaced the Fourth Amended and Restated 2014 Stock Plan (the “2014 Plan”). No further awards can be granted under the 2014 Plan. The maximum number of shares of common stock available for grant and issuance under the 2023 Plan is (a) 350,000, plus (b) the number of shares of common stock available for issuance under the 2014 Plan on the date the 2023 Plan was approved by stockholders, plus (c) any shares of common stock that are subject to awards granted under the 2014 Plan that expire, are forfeited or canceled or terminate for any other reason on or after the date the 2023 Plan was approved by stockholders, without the issuance of shares. The number of shares available to be issued under the 2023 Plan as of the date of its approval was 1,117,942. At March 31, 2026, as a result of current year’s activity with regard to performance-based restricted stock awards (grants and forfeitures), and stock option awards with vesting terms based on market conditions, we had 26,287 shares reserved in aggregate for performance in excess of target as of March 31, 2026. As of March 31, 2026, the remaining authorization for issue under the 2023 Plan was 90,655.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the compensation expense we recorded during the three months ended March 31, 2026 and 2025, related to unvested stock-based awards:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Cost of revenues	$(14)	$38
Selling expense	16	13
Engineering and product development expense	12	(11)
General and administrative expense	277	383
Total stock-based compensation expense	$291	$423
As of March 31, 2026, total compensation expense to be recognized in future periods was $6.3 million. The weighted average period over which this expense is expected to be recognized was 2.8 years. There was no compensation expense capitalized in the three months ended March 31, 2026 or 2025.
Stock Options
The fair value for stock options without market conditions granted during the three months ended March 31, 2026 and 2025 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2026	2025
Risk-free interest rate	3.68%	4.28%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.59	.59
Weighted average expected life of stock options (years)	6.25	6.25
The following table summarizes the activity related to stock options without market conditions for the three months ended March 31, 2026:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2026	876,925	$9.85
Granted	162,021	14.47
Exercised	(65,393)	8.17
Forfeited	(101,097)	10.58
Options outstanding, March 31, 2026	872,456	$10.75	7.5	$2,844
Exercisable	464,071	$10.71	6.3	$1,529
Expected to vest	408,385	$10.79	8.9	$1,315

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The table below summarizes certain additional information with respect to our options without market conditions:

	Three Months Ended
	March 31,
(in thousands, except per option amounts)	2026	2025
Weighted average grant date fair value per option	$8.56	$4.61
Aggregate intrinsic value of options exercised	$306	$22
Stock Options with Vesting Based on Market Conditions
On March 31, 2026, our newly appointed President and Chief Executive Officer was awarded a grant of performance-based stock options (the “Performance Options”). The grant is for up to 300,000 options with an exercise price per share of $13.65, equal to the closing price of a share of common stock on March 31, 2026, and a term of 10 years from date of grant. The final vesting percentage will be based on the achievement of a performance goal relating to the common stock during a three-year performance period that begins on date of grant and ends on the third anniversary of the grant (the “PSO Performance Period”). The performance goal will provide for vesting based on the volume weighted average price (“VWAP”) of our common stock over the final 20 consecutive trading days of the PSO Performance Period (“20-Day VWAP”), with an aggregate of:
(a)50,000 of the Performance Options eligible to vest if the 20-Day VWAP equals or exceeds $20.00 per share;
(b)100,000 of the Performance Options eligible to vest if the 20-Day VWAP equals or exceeds $25.00 per share;
(c)200,000 of the Performance Options eligible to vest if the 20-Day VWAP equals or exceeds $30.00 per share;
(d)250,000 of the Performance Options eligible to vest if the 20-Day VWAP equals or exceeds $35.00 per share; or
(e)300,000 of the Performance Options eligible to vest if the 20-Day VWAP equals or exceeds $40.00 per share.
The vesting terms based on the 20-Day VWAP is a market condition. As of March 31, 2026, we have estimated the total grant-date fair value of these options that vest based on market conditions to be $1.5 million which will be recognized over the three year service period. The Monte Carlo simulation model used the following estimates to determine this fair value at the grant date: expected volatility of 58%, a risk-free rate of return of 4.1%, an expected term of 6.5 years and an expected dividend yield of 0%. As of March 31, 2026, no forfeitures have been assumed for these Performance Options and since these were granted on the last day of the quarter, we have not recognized any compensation costs for the three months ended March 31, 2026.
Restricted Stock Awards
The following table summarizes the activity related to unvested restricted stock awards for the three months ended March 31, 2026:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2026	149,288	$9.67
Granted	74,264	14.47
Vested	(73,014)	9.39
Forfeited	(46,994)	11.06
Unvested shares outstanding, March 31, 2026	103,544	$12.68

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Additional information about our restricted stock awards is summarized as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Aggregate market value of RSA’s vested	$1,026	$250
Performance-Based Restricted Stock Awards
On March 16, 2026, our former CEO, CFO and the then current Division Presidents of our three operating segments received PSAs which vest based on market conditions, totaling 26,264 shares valued at $0.3 million as of the date of grant. The Monte Carlo simulation model used the following estimates to determine this fair value at the grant date: expected volatility of 55%, a risk-free rate of return of 3.7% and an expected term of 2.8 years. These PSAs vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of PSAs awarded on March 16, 2026. The final vesting percentage will be based on the achievement of certain performance metrics related to the enterprise value as of December 31, 2028, as determined by the Compensation Committee of our Board of Directors. On March 31, 2026, our former CEO separated from the Company. At March 31, 2026, 12,442 PSAs remain outstanding for the remaining four participants.
On March 31, 2026, Richard N. Grant, Jr. stepped down as President and Chief Executive Officer of InTest. Mr. Grant had the following PSAs outstanding at his termination date: 17,652 PSAs granted at target on March 6, 2024 with a probability of 0% immediately before termination, 25,840 PSAs granted at target on March 17, 2025 with a probability of 100% immediately before termination and 13,822 PSAs granted at target on March 16, 2026 with a market vesting condition. Due to his separation, none of the performance criteria were achieved and therefore all 57,314 PSAs issued were forfeited. The adjustment for these awards was recorded during the three months ended March 31, 2026 in general and administrative expense in our Consolidated Statements of Operations.
On March 17, 2025, our former CEO, CFO and the then current Division Presidents of our three operating segments received PSAs totaling 49,098 shares valued at $0.4 million as of the date of grant. These PSAs vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 17, 2025. These awards do not contain market conditions. The final vesting percentage will be based on the achievement of certain performance metrics related to the percentage of revenue received by us generated by recurring revenue streams for the year ended December 31, 2027, as determined by the Compensation Committee of our Board of Directors. At March 31, 2026, 18,951 PSAs remain outstanding for the remaining three participants and we have estimated that these PSAs will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.
On March 6, 2024, our former CEO, CFO and the then current Division Presidents of our three operating segments received PSAs totaling 33,539 shares valued at $0.4 million as of the date of grant. These PSAs vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 6, 2024. These awards do not contain market conditions. The final vesting percentage will be based on the achievement of certain performance metrics related to adjusted EBITDA for the year ended December 31, 2026, as determined by the Compensation Committee of our Board of Directors. At March 31, 2026, 12,945 PSAs remain outstanding and this probability estimate remains at 0% for the remaining three participants based on our current projections for the performance metrics for the relevant measurement period. The adjustment for this award was recorded in general and administrative expense in our Consolidated Statements of Operations.
On January 16, 2024, the newly appointed president of our Process Technologies segment received PSAs totaling 8,231 shares valued at $0.1 million as of the date of grant. These PSAs vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on January 16, 2024. This award does not contain market conditions. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for the year ending December 31, 2026. At March 31, 2026, the probability estimate remains at 0% based on our current projections for the performance metrics for the relevant measurement period. The adjustment for this award was recorded in general and administrative expense in our Consolidated Statements of Operations.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On March 8, 2023, our former CEO, CFO and certain other members of our senior management received PSAs, of which 16,605 shares remained as of December 31, 2025. These awards did not contain market conditions. The performance criteria was based on the achievement of a revenue metric for the year ending December 31, 2025. That revenue metric was not achieved as of December 31, 2025 and on March 4, 2026, these PSAs were forfeited.
The following table summarizes the activity related to unvested PSAs for the three months ended March 31, 2026:

Performance-based Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2026	100,224	$10.58
Granted	26,264	12.65
Vested	—	—
Forfeited	(73,919)	11.72
Unvested shares outstanding, March 31, 2026	52,569	$10.91
There were no PSAs that vested in 2026 or 2025.

Restricted Stock Units
We began issuing restricted stock units to certain employees in 2025. The following table summarizes the activity related to unvested restricted stock units for the three months ended March 31, 2026:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested units outstanding, January 1, 2026	59,174	$7.96
Granted	32,020	14.47
Vested	(16,306)	8.14
Forfeited	(3,414)	7.74
Unvested units outstanding, March 31, 2026	71,474	$10.85
Additional information about our restricted stock units is summarized as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Aggregate market value of RSU’s vested	$230	$—

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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
component of compensation expense in our Consolidated Statements of Operations. The ESPP provides that an aggregate of up to 250,000 shares of our common stock will be available for issuance under the ESPP. The shares of our common stock purchasable under the ESPP will be shares of authorized but unissued or reacquired shares, including shares repurchased by us on the open market.
The activity in our ESPP was as follows:

	Three Months Ended
	March 31,
(in thousands except shares)	2026	2025
Shares purchased	2,675	5,374
Total cost of shares	$30	$32
Total discount - compensation expense	$6	$6
The per share prices related to the ESPP purchases were as follows:

	Closing Market Price	Purchase Price
March 31, 2026	13.65	11.60
March 31, 2025	6.99	5.94
(15)    RESTRUCTURING
CEO Transition
On March 31, 2026, Richard N. Grant, Jr. stepped down as President and Chief Executive Officer of InTest. In connection with Mr. Grant’s separation from the Company, and in accordance with his offer letter dated July 24, 2020, Mr. Grant is entitled to severance equal to 12 months base salary paid in accordance with the Company’s customary payroll practices, which is expressly conditioned upon his execution and non-revocation of a confidential separation agreement and general release of claims in a form acceptable to the Company. Mr. Grant has executed both the separation agreement and general release and has not revoked.
As a result of this action, we incurred severance, payroll tax and payroll related, professional fees and other costs through March 31, 2026 in our Corporate & Other segment. We expect to incur an immaterial amount of additional costs related to professional fees and other costs incurred in the second quarter of 2026 related to this action.
Videology Consolidation
On February 25, 2025, we notified employees of our wholly-owned subsidiary, Videology Imaging Corporation, of our intention to consolidate all operations in the Netherlands into our facility located in Mansfield, Massachusetts (the “Videology Consolidation”). Videology® is included in our Process Technologies segment. This plan resulted in the closure of the Netherlands facility and the termination of certain employees at that location. The Videology Consolidation of the Netherlands operations was undertaken to increase efficiencies and lower operating costs associated with the current operation of Videology® and was substantially completed by the end of 2025, at which point we vacated the Netherlands facility. While we have substantially completed the Videology Consolidation, we expected to incur facility costs on the remaining operating lease until the earlier of lease termination or expiry of approximately $0.3 million.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We have recognized restructuring expenses related to these actions as follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
CEO Transition
Severance	$428	$—
Payroll taxes and payroll related	39	—
Professional fees	242	—
Other	13	—
Total CEO Transition restructuring charges	$722	$—

Videology Consolidation:
Severance	$—	$237
Retention	—	19
Payroll taxes and payroll related	—	51
Other	22	6
Total Process Technologies restructuring charges	$22	$313

Total consolidated restructuring charges	$744	$313
Our restructuring accrual is included as a component of accrued expenses and other current liabilities:

Three Months Ended
(in thousands)	March 31, 2026
Beginning balance	$198
Charges	744
Cash payments	(314)
Impact of foreign currency translation adjustments	(24)
Ending balance	$604
(16)    EMPLOYEE BENEFIT PLANS
The InTest Corporation Incentive Savings Plan is a defined contribution 401(k) plan for our employees who work in the U.S. (the “InTest Savings Plan”). As of March 31, 2026, all permanent employees of Acculogic Ltd, Ambrell®, InTest Corporation, InTest EMS LLC, Temptronic Corporation and Videology®, who are at least 18 years of age, are eligible to participate in the InTest Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5 thousand. Employer contributions vest ratably over four years. Matching contributions are discretionary.
We recorded expense for matching contributions as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Discretionary employer matching contributions	$380	$359

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Employees of Alfamation™ in Italy are entitled to Trattamento di Fine Rapporto (“TFR”), commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The expense is recognized as a component of payroll-related costs in our Consolidated Statements of Operations and the required accrual is included in other liabilities on our Consolidated Balance Sheets. At March 31, 2026, the amount recorded in other liabilities for TFR was $1.5 million.
(17)    SEGMENT AND GEOGRAPHIC AREA INFORMATION
The following tables present our results of operations by reportable segment as reconciled to consolidated net earnings (loss) before income tax expense (benefit):

	Three Months Ended March 31, 2026
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$17,341	$8,351	$8,194	$—	$33,886
Cost of revenue	8,923	4,867	4,688	—	18,478
Other divisional costs	5,621	2,265	2,813	—	10,699
Division operating income	2,797	1,219	693	—	4,709
Acquired intangible amortization				778	778
Restructuring costs				744	744
Corporate expenses				2,233	2,233
Operating income (loss)	2,797	1,219	693	(3,755)	954
Interest expense				(80)	(80)
Other income				103	103
Earnings (loss) before income tax expense	$2,797	$1,219	$693	$(3,732)	$977

Supplemental Disclosures:
Depreciation	$174	$67	$54	$80	$375
Stock-based compensation	104	47	(6)	146	291
Capital expenditures	443	155	22	24	644
Total assets	$76,329	$23,513	$45,298	$5,627	$150,767

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended March 31, 2025
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$13,259	$6,268	$7,110	$—	$26,637
Cost of revenue	7,313	4,163	4,105	—	15,581
Other divisional costs	5,265	2,360	2,798	—	10,423
Division operating income (loss)	681	(255)	207	—	633
Acquired intangible amortization				813	813
Restructuring costs				313	313
Corporate expenses				2,388	2,388
Operating (loss) income	681	(255)	207	(3,514)	(2,881)
Interest expense				(152)	(152)
Other income				244	244
(Loss) earnings before income tax (benefit) expense	$681	$(255)	$207	$(3,422)	$(2,789)

Supplemental Disclosures:
Depreciation	$154	$65	$62	$35	$316
Stock-based compensation	54	(32)	52	349	423
Capital expenditures	134	82	6	7	229
Total assets	$73,322	$21,666	$51,467	$1,572	$148,027

The following tables provide information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Revenue:
U.S.	$17,028	$12,666
Foreign	16,858	13,971
	$33,886	$26,637

(in thousands)	March 31, 2026	December 31, 2025
Property and equipment:
U.S.	$2,190	$2,250
Foreign	2,775	2,528
	$4,965	$4,778

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risk Factors and Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q for the period ended March 31, 2026 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, projections of revenue, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, that are based on management’s current expectations and estimates. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believe,” “continue,” “expect,” “may,” “could,” “will,” “plans,” “depending,” “seeking,” “anticipates,” “goal,” “objective,” “target,” “estimates,” “future,” “strategy,” “intended,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current expectations and estimates. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:
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
•changes in U.S. and/or foreign trade policy and/or general economic conditions both domestically and globally; and
•other risk factors included in “Part II; Item 1A. Risk Factors” in this Report and in “Part I; Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).
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
Overview
This MD&A should be read in conjunction with our accompanying Consolidated Financial Statements. In addition, please refer to the discussion of our business and markets contained in “Part I; Item 1. Business,” of our 2025 Form 10-K.
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
Markets
As discussed further in “Part I; Item 1. Business; Markets” of our 2025 Form 10-K, we are focused on specific target markets which include Auto/EV, Defense/Aerospace, Industrial, Life Sciences, Safety/Security as well as both the front-end and back-end of the semiconductor manufacturing industry. The Semi market, which includes both the broader semiconductor market, as well as the more specialized ATE and wafer production sectors within the broader semiconductor market, has historically been the largest single market in which we operate. The Semi market is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns and is subject to periods of significant expansion or contraction in demand. Our intention is to continue diversifying our markets, our product offerings within the markets we serve and our customer base across all of our markets with the goal of reducing our dependence on any one market, product or customer. In particular, we are seeking to reduce the impact of volatility in the Semi market on our results of operations.
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
As discussed further in “Part I; Item 1. Business; Strategy” of our 2025 Form 10-K, although the Semi market remains our largest market, as part of our strategy to grow our business, we are focused on several other key target markets where we believe our products address test and process requirements and where we believe there is significant potential for growth. These key target markets include the Auto/EV, Defense/Aerospace, Industrial, Life Sciences and Safety/Security markets. We believe that these markets are usually less cyclical than the Semi market. While market share statistics exist for some of these markets, due to the nature of our highly specialized product offerings in these markets, we do not expect broad market penetration in many of these markets and, therefore, do not anticipate developing meaningful market shares in most of these markets.
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
Known Trends
Debt Covenants
As noted in “Part I; Item 1; Financial Statements; Notes to Consolidated Financial Statements; Note (9) Debt,” our Loan Agreement with M&T Bank (“M&T”) contains financial covenants, including a fixed charge coverage ratio of not less than 1.25 to 1.0. The fixed charge coverage ratio is calculated over the trailing twelve months, so the net loss reported in the first, second and third quarters impacts our ability to meet this covenant in future periods notwithstanding our strong cash position. On August 5, 2025, we executed the Sixth Amendment to the Loan Agreement, which formally waives the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. During the period of this waiver we are required to request consent from M&T if we wish to utilize our Revolving Facility and we formally pledged a portion of our cash holdings equal to our total outstanding debt with M&T. At March 31, 2026 we had total debt of $2.8 million with M&T, held $2.8 million of restricted cash with M&T, and were in compliance with all covenants included in the Loan Agreement. By June 30, 2026 we project having less than $2.0 million total debt outstanding with M&T.
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
Global Supply Chain Constraints
In early October 2023, Hamas attacked Israel and Israel formally declared war in response to the attack. Although a cease-fire was declared in October 2025, hostilities continue. On February 28, 2026, the U.S. and Israel launched a coordinated military operation against Iran, and Iran has responded with attacks affecting certain Persian Gulf states as well as Israel. It is unclear when these continuing conflicts will end and these conflicts are likely to cause regional instability that could materially adversely affect global trade, regional economies and the global economy, which could materially adversely affect our financial condition and results of operations. Ambrell® has a sole source supplier of capacitors used in certain of our induction heating products that is located in Israel. This supplier is the sole source supplier of capacitors for numerous induction companies, and currently there are no viable alternatives available. We have been in frequent contact with our supplier since the conflicts with Hamas and in Iran began and have been advised that their operations are currently uninterrupted. We maintain a two-to-three month safety stock on these items. As of March 31, 2026, our supplier has indicated that they have large stock available at more than one facility in Israel, so they believe they have redundancies in place that will help ensure that the supply chain to their customers is uninterrupted. We continue to monitor the situation closely and are staying in close contact with our supplier. However, there can be no assurance that the situation will not worsen which could impact our ability to ship certain of our induction heating products which could have a material impact on our future results of operations.
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
Additionally, we have applied to the U.S Department of Treasury’s Office of Foreign Asset Control (“OFAC”) and Global Affairs Canada for permission to purchase materials from the Belarus supplier to support repairs and warranty claims for the existing units already in service with our customers. As of March 31, 2026, we have not yet received such permission from Global Affairs Canada. In December 2025, we received a license from OFAC allowing us to purchase a specified dollar amount of these parts from this supplier through June 30, 2026. Late in the first quarter of 2026, we determined that our license needed to be amended to include a director of this supplier who was also listed individually as a prohibited party by the U.S. government. We have requested this amendment as well as an extension of the license to allow purchases through the end of 2027. There can be no assurance that these amendments will be approved by OFAC or what the timing of any such approval would be.
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
Please refer to “Part I; Item 1A. Risk Factors” of our 2025 Form 10-K for further discussion of the risks associated with our business operations, including risks associated with foreign operations.
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
During the three months ended March 31, 2026, we granted performance-based restricted stock awards and performance-based stock options, both of which contain market conditions. These awards with market conditions have not been traditionally awarded by the Company and their grant date fair values were determined using a Monte Carlo simulation model. These Monte Carlo simulation models use estimates for expected volatility, risk-free rate of return, expected term and expected dividend yield and also incorporates the probability of achieving the market conditions. Unlike our other awards, compensation costs for awards with market conditions are recognized regardless of whether the market conditions are satisfied, provided that the requisite service is rendered.
As of March 31, 2026, except for the estimates considered for our awards with market conditions, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in “Part I; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Estimates” in our 2025 Form 10-K.
Results of Operations
The results of operations for our three operating segments are generally affected by the same factors described in the “Overview” section above. The discussion and analysis that follows, therefore, is presented on a consolidated basis and includes discussion of factors unique to a particular operating segment where significant to an understanding of that segment.
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
Revenue

	Three Months Ended
	March 31,		Change
(in thousands except percentages)	2026	2025	$	%
Electronic Test	$17,341	$13,259	$4,082	30.8%
Environmental Technologies	8,351	6,268	2,083	33.2%
Process Technologies	8,194	7,110	1,084	15.2%
Total revenue	$33,886	$26,637	$7,249	27.2%
The following table sets forth, for the periods indicated, a breakdown of revenue by market:

Revenue	Three Months Ended
					Change				Change
(in thousands except percentages)	March 31, 2026		March 31, 2025		$	%	December 31, 2025		$	%
Semi	$10,507	31.0%	$8,995	33.8%	$1,512	16.8%	$6,941	21.1%	$3,566	51.4%
Auto/EV	7,487	22.1%	5,959	22.4%	1,528	25.6%	5,933	18.1%	1,554	26.2%
Defense/Aerospace	5,822	17.2%	2,828	10.6%	2,994	105.9%	5,537	16.9%	285	5.1%
Industrial	3,242	9.6%	3,021	11.3%	221	7.3%	6,937	21.1%	(3,695)	(53.3)%
Life Sciences	3,572	10.5%	1,688	6.3%	1,884	111.6%	4,043	12.3%	(471)	(11.6)%
Safety/Security	1,112	3.3%	564	2.1%	548	97.2%	503	1.5%	609	121.1%
Other	2,144	6.3%	3,582	13.4%	(1,438)	(40.1)%	2,928	8.9%	(784)	(26.8)%
	$33,886	100.0%	$26,637	100.0%	$7,249	27.2%	$32,822	100.0%	$1,064	3.2%
*     Percentages may not add up due to rounding

Compared with the prior-year period, revenue for the first quarter increased due primarily to growth in Defense/Aerospace, Life Sciences, Auto/EV and Semi, partially offset by a decrease in Other. Sequentially, revenue increased compared to the trailing fourth quarter, due primarily to increases in Semi and Auto/EV, offset partially by a decrease in Industrial following a stronger than normal fourth quarter.
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
The following table sets forth, for the periods indicated, a breakdown of the orders received by market:

Orders	Three Months Ended
					Change				Change
(in thousands except percentages)	March 31, 2026		March 31, 2025		$	%	December 31, 2025		$	%
Semi	$7,677	24.2%	$9,640	38.0%	$(1,963)	(20.4%)	$9,446	25.2%	$(1,769)	(18.7%)
Auto/EV	10,744	33.8%	5,061	20.0%	5,683	112.3%	9,857	26.3%	887	9.0%
Defense/Aerospace	5,918	18.6%	2,083	8.2%	3,835	184.1%	5,232	14.0%	686	13.1%
Industrial	4,123	13.0%	4,551	18.0%	(428)	(9.4%)	3,305	8.8%	818	24.8%
Life Sciences	1,587	5.0%	1,232	4.9%	355	28.8%	5,379	14.4%	(3,792)	(70.5%)
Safety/Security	260	0.8%	675	2.7%	(415)	(61.5%)	1,087	2.9%	(827)	(76.1%)
Other	1,476	4.6%	2,107	8.3%	(631)	(29.9%)	3,165	8.4%	(1,689)	(53.4%)
	$31,785	100.0%	$25,349	100.0%	$6,436	25.4%	$37,471	100.0%	$(5,686)	(15.2%)
*     Percentages may not add up due to rounding
Compared with the prior-year period, orders for the first quarter increased primarily in Auto/EV and Defense/Aerospace partially offset by the decline in Semi. Sequentially, orders decreased primarily in Life Sciences, Semi, Other and Safety/Security.
At March 31, 2026, our backlog of unfilled orders for all products was $51.8 million compared to $38.2 million at March 31, 2025, and $53.9 million at December 31, 2025. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in the next twelve months. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Gross Margin

	Three Months Ended
	March 31,		Change
(in thousands except percentages)	2026	2025	$	%
Gross profit	$15,408	$11,056	$4,352	39.4%
Gross margin	45.5%	41.5%
Gross margin increased 400 basis points in the three months ended March 31, 2026, compared to the same prior year period due to higher volume, favorable product mix and manufacturing efficiency initiatives.
Selling Expense

	Three Months Ended
	March 31,		Change
(in thousands except percentages)	2026	2025	$	%
Selling expense	$4,220	$4,547	$(327)	(7.2)%
Percentage of revenue	12.5%	17.1%
Selling expense for the three months ended March 31, 2026, declined compared to the prior year period due primarily to a decline in warranty expense.
Engineering and Product Development Expense

	Three Months Ended
	March 31,		Change
(in thousands except percentages)	2026	2025	$	%
Engineering and product development expense	$2,588	$2,448	$140	5.7%
Percentage of revenue	7.6%	9.2%
Engineering and product development expense for the three months ended March 31, 2026, increased nominally compared to the prior year period due primarily to an increase in payroll and payroll related costs.
General and Administrative Expense

	Three Months Ended
	March 31,		Change
(in thousands except percentages)	2026	2025	$	%
General and administrative expense	$6,124	$5,816	$308	5.3%
Percentage of revenue	18.1%	21.8%
General and administrative expense for the three months ended March 31, 2026, increased compared to the prior year period due primarily to an increase in payroll and payroll related costs.

Amortization of Acquired Intangible Assets

	Three Months Ended
	March 31,		Change
(in thousands except percentages)	2026	2025	$	%
Amortization of acquired intangible assets	$778	$813	$(35)	(4.3)%
Percentage of revenue	2.3%	3.1%
Amortization of acquired intangible assets for the three months ended March 31, 2026, decreased compared to the prior year period due to the declining pattern of benefit for the assets, offset partially by the impact of changes in foreign exchange rates.
Restructuring Costs

	Three Months Ended
	March 31,		Change
(in thousands except percentages)	2026	2025	$	%
Restructuring costs	$744	$313	$431	137.7%
Percentage of revenue	2.2%	1.2%
Restructuring costs for the three months ended March 31, 2026, are primarily the costs associated with our CEO transition. The costs for the three months ended March 31, 2025 represent severance and retention accruals along with the payroll-related costs recognized for the Videology Consolidation of the Netherlands operations into our US operations in Mansfield, MA. See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note (15) Restructuring” for further details.
Income Tax Expense (Benefit)

	Three Months Ended
	March 31,		Change
(in thousands except percentages)	2026	2025	$	%
Income tax expense (benefit)	$188	$(460)	$648	(140.9)%
Effective tax rate	19.2%	16.5%
On a quarterly basis, we record income tax expense or (benefit) based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. For the three months ended March 31, 2026, we recorded a tax expense based on our pre-tax earnings and expected annualized rate, whereas in the comparable period we reported a pre-tax loss. The increase in the effective tax rate for the current year period is due to limitations on certain current year deductions related to the prior year's net operating loss carry-over applied to current year taxable income. There were no unusual tax adjustments recorded in either period.
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
Credit Facility
As discussed in “Note (9) Debt” to our Consolidated Financial Statements in this Report, on October 15, 2021, we entered into an Amended and Restated Loan and Security Agreement with M&T which, was subsequently amended on October 28, 2021, December 30, 2021, September 20, 2022, May 2, 2024, December 18, 2024 and August 5, 2025 (as amended, the “Loan Agreement”). The Loan Agreement includes a $50.5 million non-revolving delayed draw term note (the “Term Note”) and a $10.0 million revolving credit facility (the “Revolving Facility” and together with the Term Note, the “Credit Facility”). The Credit Facility has a five-year contract period that began on October 15, 2021, and, as amended, expires on May 2, 2031, and draws under the Term Note, as amended, are permissible until May 2, 2026. On May 4, 2026, we amended the Credit Facility, effective as of April 30, 2026, to extend our ability to draw on the Term Note through August 28, 2026.
At March 31, 2026, we have not borrowed any amounts under the $10.0 million Revolving Facility. Our borrowings under the Term Note are discussed below and our available drawing capacity under the Term Note at March 31, 2026, was $30.0 million. The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Loan Agreement are secured by liens on substantially all of our tangible and intangible assets.
On August 5, 2025, we executed the Sixth Amendment to the Loan Agreement, which formally waives the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. During the period of this waiver we are required to request consent from M&T if we wish to utilize our Revolving Facility and we formally pledged a portion of our cash holdings equal to our total outstanding debt with M&T. At March 31, 2026 we were holding $2.8 million of total debt with M&T. At March 31, 2026, we were in compliance with all of the covenants included in the Loan Agreement.
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
On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At March 31, 2026, it was 5.8% based on current leverage.
Alfamation™ Debt
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
At March 31, 2026, Alfamation™’s debt was $5.7 million, including $3.4 million that is backed by Alfamation™’s accounts receivable. The reduction since the acquisition date represents repayments of short-term instruments and principal payments on long-term debt, net of new borrowings that are backed by Alfamation™’s accounts receivable. The short-term variable financing rate at March 31, 2026, was 3.2%. At March 31, 2026, the weighted average interest rate payable on the bank issued term loans was 0.7% for fixed rate debt and 4.0% for variable rate debt and the overall weighted average interest rate for the bank issued term loans was 3.3%.
Total interest expense for the three months ended March 31, 2026 and 2025, related to our various debt arrangements was $0.1 million and $0.2 million, respectively.

Liquidity
Our cash, cash equivalents, restricted cash and working capital were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$12,867	$14,216
Restricted cash	2,817	3,842
Working capital	$43,793	$42,883
As of March 31, 2026, $9.7 million, or 76%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our Revolving Facility is discussed in “Note (9) Debt” to our Consolidated Financial Statements in this Report.
Our material short-term cash requirements include payments due under our various lease agreements, recurring payroll and benefits obligations to our employees, purchase commitments for materials that we use in the products we sell and principal and interest payments on our debt. We estimate that our short-term working capital requirements currently range between $8.0 million and $10.0 million. We expect our current cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations to be sufficient to support these additional investments as well as our current short-term cash requirements. As discussed above in “Credit Facility” and in “Note (9) Debt”, on August 5, 2025 we formally pledged a portion of our cash holdings equal to our total outstanding debt with M&T. At March 31, 2026 we were holding $2.8 million of total debt with M&T. On May 4, 2026, we amended the Credit Facility,effective as of April 30, 2026, to extend our ability to draw on the Term Note through August 28, 2026.
Our current strategy for growth includes pursuing acquisition opportunities for complementary businesses, technologies or products. As previously discussed, we currently anticipate that any additional long-term cash requirements related to our strategy would be funded through a combination of our cash and cash equivalents, the remaining availability under the Term Note or by issuing equity. The borrowing availability under the Term Note was expanded in September 2022 as discussed above and in “Note (9) Debt” to our Consolidated Financial Statements in this Report.
Cash Flows
Operating Activities: Net cash used in operating activities for the three months ended March 31, 2026, was $3.3 million, an increased usage of $8.9 million compared to the prior year period. The increase was driven primarily by the changes in accounts receivable, driven by increased revenue outpacing the rate of collections period-over-period, along with the change in accounts payable, offset partially by the increase in net earnings from the comparative period and the increase in the change in domestic and foreign taxes payable.
Investing Activities: Net cash used in investing activities for the three months ended March 31, 2026, was $0.6 million, an increased usage of $0.4 million compared to the prior year period. Capital expenditures for property and equipment were consistent in both periods.
Financing Activities: Net cash provided by financing activities for the three months ended March 31, 2026, was $1.7 million, whereas we reported a cash usage in financing activities of $3.4 million for the prior year period. During the three months ended March 31, 2026, we reported short term borrowings, net of repayments, of $2.2 million, which is related to the short-term variable financing used at Alfamation™. We did not have any stock repurchases under the March 5, 2025 renewal of the previously expired share repurchase plan in either the current year or prior year periods. As a result of our stock price increase between January 1, 2026 and March 31, 2026, we saw an increase in stock option exercise activity, which resulted in an increased cash inflow of $0.5 million compared to the prior year period.

New or Recently Adopted Accounting Standards
See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note (2) Summary of Significant Accounting Policies and (t) Effect of Recently Issued Amendments to Authoritative Accounting Guidance Not Yet Adopted” for information concerning the implementation and impact of new or recently adopted accounting standards.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the three months ended March 31, 2026, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.
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

Item 1A. Risk Factors
Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in “Part I; Item 1A; Risk Factors” of our 2025 Form 10-K. There have been no material changes from the risk factors set forth in our 2025 Form 10-K or subsequent Quarterly Reports on Form 10-Q.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of our common stock during the three months ended March 31, 2026, including shares of common stock surrendered to us by employees to cover tax withholdings under the net settlement provisions of our restricted stock awards and those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31	—	$—	—	—
February 1-28	—	$—	—	—
March 1-31	2,682	$13.47	—	—
Total	2,682		—
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
There were no repurchases of shares under the Repurchase Plan during the three months ended March 31, 2026. As of March 31, 2026, we had repurchased 141,117 shares under the Repurchase Plan at a fair value of $1.0 million. All of the shares repurchased pursuant to the Repurchase Plan have been retired.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the first quarter ended March 31, 2026, none of the Company's directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

Item 6.Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1*#^	Letter Agreement between the Company and Richard Rogoff dated March 26, 2026	8-K	001-36117	10.1	April 2, 2026
10.2	Seventh Amendment to Amended and Restated Loan and Security Agreement, dated April 30, 2026, among InTest Corporation, Ambrell Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc., Alfamation US, Inc. and M&T Bank	8-K	001-36117	10.1	May 5, 2026
10.3†*#	Change of Control Agreement dated March 27, 2026 between the Company and Richard Rogoff
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1+	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Taxonomy Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Filed herewith
+	Furnished herewith
*	Indicates a management plan or compensatory plan or arrangement.
#	Certain information has been omitted from this exhibit in reliance upon Item 601(a)(5) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.
^	Certain portions of this exhibit have been omitted (indicated by asterisks) pursuant to Item 601(b) of Regulation S-K because the omitted information is (i) not material and (ii) the type of information that the Company treats as private or confidential.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InTest Corporation

Date:	May 11, 2026	/s/ Richard Rogoff
Richard Rogoff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2026	/s/ Duncan Gilmour
Duncan Gilmour
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)