Form 10-Q
period 2026-06-30
INTEST CORP
filed 2026-08-10
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on July 31, 2026: 12,825,786

InTest CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.FINANCIAL STATEMENTS
InTest CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,102	$14,216
Restricted cash	—	3,842
Trade accounts receivable, net of allowance for credit losses of $338 and $375, respectively	26,860	25,891
Inventories	27,923	31,580
Prepaid expenses and other current assets	3,010	3,109
Total current assets	79,895	78,638
Property and equipment, net of accumulated depreciation of $10,577 and $10,083, respectively	4,913	4,778
Right-of-use assets, net	8,153	9,098
Goodwill	31,965	32,359
Intangible assets, net	22,983	24,876
Deferred tax assets	746	775
Other assets	450	789
Total assets	$149,105	$151,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,348	$6,062
Current portion of operating lease liabilities	2,135	2,098
Accounts payable	7,972	11,205
Customer deposits and deferred revenue	5,455	6,388
Domestic and foreign income taxes payable	39	—
Accrued expenses and other current liabilities	11,178	10,002
Total current liabilities	32,127	35,755
Operating lease liabilities, net of current portion	6,408	7,402
Long-term debt, net of current portion	895	1,406
Contingent consideration, net of current portion	—	356
Deferred revenue, net of current portion	422	1,055
Other liabilities	1,556	1,716
Total liabilities	41,408	47,690
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,912,071 and 12,570,865 shares issued, respectively; 12,825,786 and 12,488,788 shares outstanding, respectively	129	125
Additional paid-in capital	64,028	59,436
Retained earnings	43,217	42,560
Accumulated other comprehensive earnings	1,345	2,461
Treasury stock, at cost; 86,285 and 82,077 shares, respectively	(1,022)	(959)
Total stockholders’ equity	107,697	103,623
Total liabilities and stockholders’ equity	$149,105	$151,313
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Revenue	$35,313	$28,130	$69,199	$54,767
Cost of revenue	21,015	16,157	40,243	31,738
Gross profit	14,298	11,973	28,956	23,029

Operating expenses:
Selling expense	4,497	3,829	8,717	8,376
Engineering and product development expense	2,501	2,245	5,089	4,693
General and administrative expense	6,208	5,760	12,332	11,576
Amortization of acquired intangible assets	699	850	1,477	1,663
Restructuring costs	30	216	774	529
Total operating expenses	13,935	12,900	28,389	26,837

Operating income (loss)	363	(927)	567	(3,808)
Interest expense	(63)	(119)	(143)	(271)
Other (expense) income	(51)	463	52	707

Earnings (loss) before income tax benefit expense	249	(583)	476	(3,372)
Income tax benefit	(225)	(80)	(181)	(540)

Net earnings (loss)	$474	$(503)	$657	$(2,832)

Earnings (loss) per common share:
Basic	$0.04	$(0.04)	$0.05	$(0.23)
Diluted	$0.04	$(0.04)	$0.05	$(0.23)

Weighted average common shares outstanding:
Basic	12,314,633	12,215,258	12,284,334	12,197,338
Diluted	12,582,221	12,215,258	12,501,783	12,197,338
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In thousands)
Net earnings (loss)	$474	$(503)	$657	$(2,832)

Other comprehensive (loss) earnings
Unrealized loss on interest rate swap agreement	(6)	(24)	(16)	(59)
Foreign currency translation adjustments	(371)	3,266	(1,100)	4,763
Total other comprehensive (loss) earnings	(377)	3,242	(1,116)	4,704

Comprehensive earnings (loss)	$97	$2,739	$(459)	$1,872
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2026	12,570,865	$125	82,077	$(959)	$59,436	$42,560	$2,461	$103,623
Comprehensive earnings (loss)	—	—	—	—	—	183	(739)	(556)
Amortization of stock-based deferred compensation	—	—	—	—	291	—	—	291
Issuance of unvested shares of restricted stock	100,528	1	—	—	(1)	—	—	—
Forfeiture of unvested shares of restricted stock	(120,913)	(1)	—	—	1	—	—	—
Stock options exercised	65,393	1	—	—	533	—	—	534
Shares issued under Employee Stock Purchase Plan	2,675	—	—	—	36	—	—	36
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	2,682	(37)	—	—	—	(37)
Shares issued upon vesting of restricted stock units	16,306	—		—	—	—	—	—
Shares withheld to satisfy tax liability at vesting of restricted stock units	(1,803)	—		—	(28)	—	—	(28)
Balance, March 31, 2026	12,633,051	$126	84,759	$(996)	$60,268	$42,743	$1,722	$103,863
Comprehensive earnings (loss)	—	—	—	—	—	474	(377)	97
Amortization of stock-based deferred compensation	—	—	—	—	843	—	—	843
Issuance of unvested shares of restricted stock	18,000	—	—	—	—	—	—	—
Forfeiture of unvested shares of restricted stock	(6,000)	—	—	—	—	—	—	—
Stock options exercised	264,756	3	—	—	2,876	—	—	2,879
Shares issued under Employee Stock Purchase Plan	2,264	—	—	—	41	—	—	41
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	1,526	(26)	—	—	—	(26)
Balance, June 30, 2026	12,912,071	$129	86,285	$(1,022)	$64,028	$43,217	$1,345	$107,697

InTest CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Earnings	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2025	12,457,658	$124	79,382	$(942)	$57,658	$45,087	$(2,137)	$99,790
Comprehensive (loss) earnings	—	—	—	—	—	(2,329)	1,462	(867)
Amortization of stock-based deferred compensation	—	—	—	—	423	—	—	423
Issuance of unvested shares of restricted stock	134,196	1	—	—	(1)	—	—	—
Forfeiture of unvested shares of restricted stock	(27,365)	—	—	—	—	—	—	—
Stock options exercised	4,925	—	—	—	18	—	—	18
Shares issued under Employee Stock Purchase Plan	5,374	—	—	—	36	—	—	36
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	646	(5)	—	—	—	(5)
Balance, March 31, 2025	12,574,788	$125	80,028	$(947)	$58,134	$42,758	$(675)	$99,395
Comprehensive (loss) earnings	—	—	—	—	—	(503)	3,242	2,739
Amortization of stock-based deferred compensation	—	—	—	—	435	—	—	435
Forfeiture of unvested shares of restricted stock	(19,627)	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	4,592	—	—	—	35	—	—	35
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	2,049	(12)	—	—	—	(12)
Balance, June 30, 2025	12,559,753	$125	82,077	$(959)	$58,604	$42,255	$2,567	$102,592
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$657	$(2,832)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,262	3,306
Provision for excess and obsolete inventory	373	304
Amortization of deferred compensation related to stock-based awards	1,134	858
Deferred income tax expense	57	205
Other non-cash reconciling items	94	(383)
Changes in assets and liabilities:
Trade accounts receivable	(1,347)	6,865
Inventories	2,937	203
Prepaid expenses and other current assets	516	(438)
Other assets	(314)	(36)
Operating lease liabilities	(1,086)	(966)
Accounts payable	(3,294)	(898)
Customer deposits and deferred revenue	(828)	272
Domestic and foreign income taxes payable	162	(883)
Deferred revenue, net of current portion	(633)	(65)
Accrued expenses and other liabilities	1,314	(665)
Net cash provided by operating activities	3,004	4,847
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,049)	(691)
Net cash used in investing activities	(1,049)	(691)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net of repayments	947	(3,613)
Repayments of long-term debt	(2,050)	(2,050)
Proceeds from stock options exercised	3,413	18
Proceeds from shares sold under Employee Stock Purchase Plan	66	60
Settlement of employee tax liabilities in connection with treasury stock transactions	(88)	(17)
Net cash provided by (used in) financing activities	2,288	(5,602)
Effects of exchange rates on cash	(199)	864
Net cash provided by (used in) all activities	4,044	(582)
Cash, cash equivalents and restricted cash at beginning of period	18,058	19,830
Cash and cash equivalents at end of period	$22,102	$19,248

Cash (receipts) payments for:
Domestic and foreign income taxes, net of receipts	$(550)	$145
Interest	153	266

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of unvested shares of restricted stock awards	1,775	1,039
Forfeiture of shares of unvested restricted stock awards	(1,473)	(557)
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
(b) Revision of Previously Issued Interim Financial Statements
In preparing the Consolidated Financial Statements as of and for the three and six months ending June 30, 2026, we identified errors in our previously issued unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2026 (“our previously issued interim financial statements”), related to the overstatement of ending inventory and understatement of cost of revenue at Alfamation™, along with resultant changes to consolidated gross profit, income tax expense, net income, comprehensive earnings, retained earnings and earnings per share. The errors occurred in connection with the implementation a new ERP system at Alfamation™ that went live early in the first quarter of 2026.
We evaluated the errors in accordance with Accounting Standards Codification (“ASC”) Topic 250 - Accounting Changes and Error Corrections and SEC Staff Accounting Bulletin Nos. 99 - Materiality and determined that the related impacts were not material in our previously issued interim financial statements. However, correcting the cumulative effect of the error in the current period would be material to the current-period results. Therefore, we revised our previously issued interim financial statements to correct the errors. A summary of the revisions to our previously issued interim financial statements is included in “Note (18) Revision of Previously Issued Interim Financial Statements.”
(c) Reclassifications
Certain prior period presentation and amounts have been reclassified to conform with the current period’s presentation with respect to aggregating the net earnings (loss) and other comprehensive earnings (loss) lines into comprehensive earnings (loss) on the face of the Consolidated Statements of Stockholders’ Equity.
(d) Reportable Segments
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
(e) Business Combinations
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
(f) Cash, Cash Equivalents and Restricted Cash
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
Periodically we have restricted cash which represents amounts deposited at our banks to support bank guarantees which certain of our customers require as a condition of paying large deposits on orders they place with us. Typically, the amount of the deposit and related guarantee declines as shipments are made against the order. As a condition of our Sixth Amendment to the Loan Agreement executed on August 5, 2025, as further described in “Note (9) Debt,” we had formally pledged cash holdings equal to our outstanding debt with M&T Bank, which we presented as restricted cash on the face of our Consolidated Balance Sheet. As of June 30, 2026 that restriction has lapsed.
(g) Trade Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers’ financial condition. We follow the guidance in ASC Topic 326 - Financial Instruments – Credit Losses (“ASC 326”) in developing our estimate of the allowance for credit losses related to our accounts receivable. The allowance for credit losses is our best estimate of the amount of expected credit losses in our existing accounts receivable. In establishing the amount of allowance for credit losses, we consider all information available as of the reporting date including information related to past events, such as historical loss rates and actual incurred losses, as well as current conditions that may indicate future

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
risk of loss and any other factors of which we are aware, that we believe could impact the ultimate collectability of the related receivables in future periods.
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
(h) Inventories
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
(i) Property and Equipment
Our property and equipment caption includes machinery, equipment and leasehold improvements which are stated at cost, except for machinery and equipment acquired in a business combination, which are stated at fair value at the time of acquisition. As disclosed in “(j) Goodwill, Intangible and Long-Lived Assets,” machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset.
(j) Goodwill, Intangible and Long-Lived Assets
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
(k) Fair Value of Financial Instruments
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
(l) State and Local Grant Funds Received
In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell®, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $0.6 million to help offset a portion of the cost of the leasehold improvements we made to this facility. In exchange for the funds we received under these agreements, we were required to create and maintain specified levels of employment in this location through various dates ending in 2024. As of December 31, 2024, we met those employment targets as specified in both grant agreements. The remaining proceeds which were no longer subject to repayment were reclassified to deferred grant proceeds and will be amortized to income on a straight-line basis over the current remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our Consolidated Balance Sheets and totaled $0.2 million at June 30, 2026.
(m) Leases
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
(n) Interest Rate Swap Agreement
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
(o) Revenue Recognition
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
(p) Earnings (Loss) Per Common Share
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
restricted stock, performance-based restricted stock, restricted stock units and stock options and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.
(q) Stock-Based Compensation
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
Restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) are valued based on the quoted market price of our stock at the grant date. RSAs and RSUs generally vest over four years for employees. In 2025, RSAs granted to our independent directors vest on the one-year anniversary of the grant date. On June 17, 2026, at the 2026 Annual Meeting of Stockholders of InTest Corporation, the stockholders approved Amendment No. 1 to the InTest Corporation 2023 Stock Incentive Plan, which among other things modified the vesting of RSAs granted to our independent directors to vest 25% at each of March 31, June 30, September 30, and December 31 of the year in which they were granted. Within that amendment, the RSAs granted to the independent directors in March 2026 vested 25% on June 17, 2026 and 25% on June 30, 2026, resulting in modification accounting for the acceleration of vesting as of June 30, 2026.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
(r) Foreign Currency
For our foreign subsidiaries whose functional currencies are not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included as a component of accumulated other comprehensive earnings within stockholders’ equity. Transaction gains or losses are included in net earnings. For the six months ended June 30, 2026 and 2025, our net foreign currency transaction gains were immaterial.
(s) Income Taxes
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

(t) Restructuring and Other Charges
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset, and, in the case of our ROU assets, would include expected future sublease rental income, if applicable. These estimates are derived using the guidance in ASC 842, ASC 360 and ASC 350.
(u) Effect of Recently Issued Amendments to Authoritative Accounting Guidance Not Yet Adopted
In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements (“ASU 2025-11”). This update improves the navigability of ASC 270 by consolidating interim disclosure requirements and adding a disclosure principle that requires disclosure of material events and changes since the end of the most recent annual reporting period. This ASU is effective for our interim periods in fiscal years beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact of the amendments to our Consolidated Financial Statements and our footnote disclosures to our Consolidated Financial Statements.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In March 2024, the SEC issued a new final rule in Release 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires the inclusion of climate-related information in registration statements and annual reports. Among other things, the new rule requires disclosure of material climate-related risks, activities related to adapting to or mitigating such risks, related oversight activities, and information on climate-related targets or goals. Information is also required of certain greenhouse gas emissions. Disclosure requirements were to begin phasing in for fiscal years beginning on or after January 1, 2025, however on April 4, 2024, the SEC issued a voluntary stay (SEC Release 33-11280) in response to pending litigation. On May 29, 2026, the SEC issued a proposed rescission of Climate-Related Disclosures (SEC Release 33-11421) which, if approved after the 60-day review and comment period, would rescind in its entirety the rule proposed under the March 2024 Release 33-11275. Therefore, the implementation dates remain on hold. We are monitoring SEC developments and evaluating the impact of the new rule on our Consolidated Financial Statements.
(3)    INVENTORIES
Inventories were comprised of the following:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials	$16,704	$16,422
Work in process	4,462	9,397
Inventory consigned to others	252	248
Finished goods	6,505	5,513
Total inventories	$27,923	$31,580
Total charges incurred for excess and obsolete inventory were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Excess and obsolete inventory charges	$102	$97	$373	$304
(4)    PROPERTY AND EQUIPMENT
Property and equipment included the following:

(in thousands)	June 30, 2026	December 31, 2025
Machinery and equipment	$10,683	$10,194
Leasehold improvements	4,807	4,667
Gross property and equipment	15,490	14,861
Less: accumulated depreciation	(10,577)	(10,083)
Net property and equipment	$4,913	$4,778
Depreciation expense related to property and equipment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Depreciation	$386	$314	$761	$630

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(5)    GOODWILL AND INTANGIBLE ASSETS
We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our Consolidated Balance Sheets are the result of our acquisitions.
Goodwill
Changes in the amount of the carrying value of goodwill are as follows:

(in thousands)
Balance - January 1, 2026	$32,359
Impact of foreign currency translation adjustments	(394)
Balance – June 30, 2026	$31,965
Goodwill was comprised of the following:

(in thousands)	June 30, 2026	December 31, 2025
Electronic Test	$13,568	$13,957
Environmental Technologies	1,817	1,817
Process Technologies	16,580	16,585
Total goodwill	$31,965	$32,359
Intangible Assets
Changes in the amount of the carrying value of our intangible assets were as follows:

(in thousands)	Finite-Lived	Indefinite-Lived
Balance - January 1, 2026	$14,372	$10,504
Impact of foreign currency translation adjustments	(320)	(96)
Amortization	(1,477)	—
Balance – June 30, 2026	$12,575	$10,408

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables provide further detail about our intangible assets:

	June 30, 2026
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$24,863	$14,827	$10,036
Technology	6,147	3,608	2,539
Patents	590	590	—
Software	270	270	—
Trade name	140	140	—
Total finite-lived intangible assets	32,010	19,435	12,575
Indefinite-lived intangible assets:
Trademarks	10,408	—	10,408
Total intangible assets	$42,418	$19,435	$22,983

	December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$25,192	$13,857	$11,335
Technology	6,279	3,242	3,037
Patents	590	590	—
Software	270	270	—
Trade name	140	140	—
Total finite-lived intangible assets	32,471	18,099	14,372
Indefinite-lived intangible assets:
Trademarks	10,504	—	10,504
Total intangible assets	$42,975	$18,099	$24,876
The following table sets forth the estimated annual amortization expense for each of the next five years and thereafter:

(in thousands)
Remaining 2026	$1,084
2027	1,999
2028	1,651
2029	1,326
2030	1,218
Thereafter	5,297
Total estimated amortization of finite-lived intangible assets	$12,575
(6)    FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The interest rate swap agreement we entered into in connection with our Term Note, as disclosed in “Note (2) Summary of Significant Accounting Policies; (n) Interest Rate Swap Agreement” and “Note (9) Debt,” is measured at fair value

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
on a recurring basis using Level 2 inputs. The contingent consideration liability on our Consolidated Balance Sheet is measured at fair value on a recurring basis using Level 3 inputs.
Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021, and represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to Electric Vehicle (“EV”) or battery customers. We may pay the seller up to an additional CAD $5.0 million in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2.5 million per year in each of the five years. The maximum payment is capped at CAD $5.0 million, which equates to approximately $3.5 million at June 30, 2026. There were no payments due to the seller for the years ended December 31, 2022 or 2023. We paid the contractually due amount for 2024 during the first quarter of 2025 and the contractually due amount for 2025 during the first quarter of 2026. To estimate the fair value of the contingent consideration at the acquisition date, an option-based income approach using a Monte Carlo simulation model was utilized due to the non-linear payout structure. As of the acquisition date, this resulted in an estimated fair value of $1.4 million. This amount was recorded as a contingent consideration liability and included in the purchase price as of the acquisition date. We reassess the estimated fair value of this liability annually using this same approach, or more frequently, if we determine that there have been material changes to the assumptions used in the calculation of the probable payout. During the three months ended June 30, 2026, based on updated forecasts, we reassessed the remaining obligation and reduced the fair value by $0.2 million.
The following fair value hierarchy table presents information about assets and (liabilities) measured at fair value on a recurring basis:

	June 30, 2026
		Fair Value Measurement Using
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap	$3	$—	$3	$—
Contingent consideration - current	(113)	—	—	(113)

	December 31, 2025
		Fair Value Measurement Using
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap	$19	$—	$19	$—
Contingent consideration - current	(258)	—	—	(258)
Contingent consideration - long term	(356)	—	—	(356)
Changes in the fair value of our Level 3 contingent consideration liabilities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$351	$824	$614	$887
Cash payments	—	—	(254)	(34)
Change in estimated fair value	(232)	—	(232)	(28)
Impact of foreign currency translation adjustments	(6)	48	(15)	47
Balance at end of period	$113	$872	$113	$872

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(7)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities included the following:

(in thousands)	June 30, 2026	December 31, 2025
Accrued wages and benefits	$5,809	$5,054
Accrued professional fees	1,513	1,446
Accrued sales commissions	1,217	1,057
Accrued warranty	889	1,028
Other current liabilities	1,750	1,417
Total accrued expenses and other current liabilities	$11,178	$10,002
(8)    LEASES
As disclosed in “Note (2) Summary of Significant Accounting Policies; (m) Leases,” we account for our leases in accordance with the guidance in ASC 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2032. Total operating lease and short-term lease costs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$671	$641	$1,340	$1,294
Short-term lease cost	—	2	—	6
The following is additional information about our leases as of June 30, 2026:

Range of remaining lease terms (in years)	0.1	to	5.7
Weighted average remaining lease term (in years)		4.6
Weighted average discount rate		6.7%
Maturities of lease liabilities as of June 30, 2026, were as follows:

(in thousands)
2026 (remainder)	$1,319
2027	2,399
2028	1,764
2029	1,632
2030	1,294
Thereafter	1,336
Total lease payments	$9,744
Less imputed interest	(1,201)
Total present value of lease liabilities	$8,543

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Cash Flow Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Amortization of ROU assets	$563	$428	$1,077	$1,066
ROU assets obtained in exchange for operating lease obligations	150	1	181	86
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
(9)    DEBT
Letters of Credit
We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as other assets on our Consolidated Balance Sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit consisted of the following:

(in thousands)		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Jun. 30, 2026	Dec. 31, 2025
Mt. Laurel, NJ	3/29/10	4/30/27	4/30/31	$50	$50
Mansfield, MA	10/27/10	12/31/26	2/29/32	50	50
				$100	$100
Credit Facility
On October 15, 2021 (the “Closing Date”), we entered into an Amended and Restated Loan and Security Agreement with M&T Bank (“M&T”) which, was subsequently amended on October 28, 2021, December 30, 2021, September 20, 2022, May 2, 2024, December 18, 2024, and August 5, 2025 (together as amended, the “Loan Agreement”). The Loan Agreement includes a $50.5 million non-revolving delayed draw term note (the “Term Note”) and a $10.0 million revolving credit facility (the “Revolving Facility” and together with the Term Note, the “Credit Facility”). The available funding at June 30, 2026, under the Term Note was $30 million and we have not borrowed any amounts under the $10.0 million Revolving Facility. The Credit Facility has a five-year contract period that began on October 15, 2021, and, as amended, expires on May 2, 2031, and draws under the Term Note, as amended, are permissible until May 2, 2026.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
On August 5, 2025, we executed the Sixth Amendment to the Loan Agreement, which formally waives the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. The waiver has expired, and at June 30, 2026, we were in compliance with all covenants included in the Loan Agreement.
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
On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate for this draw under the Term Note is variable. At June 30, 2026, it was approximately 5.8% based on current leverage.
As of June 30, 2026, the remainder of our Term Note matures in 2026. On May 4, 2026, we executed the Seventh Amendment to the Loan Agreement, effective as of April 30, 2026, to extend our ability to draw on the Term Note through August 28, 2026.
Alfamation™ Debt
In connection with the acquisition of Alfamation™, we assumed debt which totaled $11.3 million as of the acquisition date. At June 30, 2026, Alfamation™’s total debt amounted to $4.5 million. This debt is comprised of both fixed and variable rate bank issued term loans as well as $2.5 million of short-term variable rate financing backed by Alfamation™’s accounts receivable. This debt is spread across several different institutions with monthly, quarterly or semi-annual repayment schedules. The short-term variable financing rate at June 30, 2026, was 3.5%. At June 30, 2026, the weighted average interest rate payable on the bank issued term loans was 0.6% for fixed rate debt and 4.2% for variable rate debt and the overall weighted average interest rate for the bank issued term loans was 3.5%.
As of June 30, 2026, the remaining maturities of the Alfamation™ debt are as follows:

(in thousands)
2026 (remainder)	$3,110
2027	899
2028	442
Total remaining maturities of our Alfamation™ Debt	$4,451
(10)    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See “Note (17) Segment and Geographic Area Information” for information about revenue by operating segment and geographic region.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Revenue by customer type:
End user	$31,384	$23,192	$59,704	$45,628
OEM/Integrator	3,929	4,938	9,495	9,139
	$35,313	$28,130	$69,199	$54,767

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2026		2025	2026	2025
Revenue by product type:
Thermal test	$4,364		$4,839	$11,130	$9,232
Thermal process	4,763		5,547	10,388	10,828
Semiconductor test	5,186		5,926	10,693	10,660
Video imaging	2,137		2,289	4,195	4,346
Flying probe and in-circuit testers	2,304		1,204	4,351	3,060
Alfamation™ products	11,745		4,629	18,865	8,778
Service/other	4,814		3,696	9,577	7,863
	$35,313	—	$28,130	$69,199	$54,767

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Revenue by market:
Semi	$9,058	$10,192	$19,565	$19,187
Auto/EV	13,440	5,862	20,927	11,821
Defense/Aerospace	3,765	3,578	9,587	6,406
Industrial	4,356	3,786	7,598	6,807
Life Sciences	2,002	1,386	5,574	3,074
Safety/Security	770	898	1,882	1,462
Other	1,922	2,428	4,066	6,010
	$35,313	$28,130	$69,199	$54,767
Major Customers
During the three and six months ended June 30, 2026, one customer (“Customer A”) exceeded 10% of our consolidated revenue. Customer A accounted for 24% and 19% of our consolidated revenue for the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, one customer (“Customer B”) exceeded 10% of our consolidated revenue. Customer B accounted for 11% and 12% of our consolidated revenue for the three and six months ended June 30, 2025, respectively. These revenues in the periods presented were generated by our Electronic Test segment.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Contract Liabilities
As of June 30, 2026, and December 31, 2025, we had total contract liabilities of $5.9 million and $7.4 million, respectively. Our contract liabilities consist of our customer deposits and deferred revenue as well as deferred revenue net of current portion on our Consolidated Balance Sheets. For the three months ended June 30, 2026, the amount recognized as revenue from the contract liabilities balance as of March 31, 2026, was $2.9 million, while for the three months ended June 30, 2025, the amount recognized as revenue from the contract liabilities balance as of March 31, 2025, was $2.4 million. For the six months ended June 30, 2026, the amount recognized as revenue from the contract liabilities balance as of December 31, 2025, was $4.3 million, while for the six months ended June 30, 2025, the amount recognized as revenue from the contract liabilities balance as of December 31, 2024, was $3.1 million.
Allowance for Credit Losses
Activity related to our allowance for credit losses was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$341	$411	$375	$423
Credit loss expense, net of release of unused allowance	—	60	(20)	46
Write-offs	—	(12)	(12)	(12)
Foreign currency translation impact	(3)	5	(5)	7
Ending balance	$338	$464	$338	$464
(11)    EARNINGS (LOSS) PER SHARE
The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted average common shares outstanding - basic	12,314,633	12,215,258	12,284,334	12,197,338
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	267,588	—	217,449	—
Weighted average common shares and common share equivalents outstanding - diluted	12,582,221	12,215,258	12,501,783	12,197,338
Average number of potentially dilutive securities excluded from calculation because their effect was anti-dilutive during the period	484,503	662,167	536,509	769,896
(12)    EQUITY
On March 5, 2025, our Board of Directors authorized the renewal of our previously expired share repurchase plan (the “Repurchase Plan”), whereby we may repurchase shares of our common stock on the open market with a total aggregate repurchase amount of up to $10.0 million. As of the renewal date, we had approximately $9.0 million available for repurchases under the Repurchase Plan. We have not made any repurchases under the Repurchase Plan since the renewal. We are not obligated to purchase any common stock under the Repurchase Plan. Further, the Repurchase Plan may be suspended or discontinued at any time without prior notice.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(13)    STOCK-BASED COMPENSATION PLAN
As of June 30, 2026, we had unvested stock options, restricted stock awards, performance-based restricted stock awards and restricted stock units granted under our stock-based compensation plans. Certain of our awards contain vesting terms based on market conditions. On June 21, 2023, our stockholders approved the InTest Corporation 2023 Stock Incentive Plan (the “2023 Plan”) which replaced the Fourth Amended and Restated 2014 Stock Plan (the “2014 Plan”). No further awards can be granted under the 2014 Plan. On June 17, 2026, our stockholders approved Amendment No.1 to the InTest Corporation 2023 Stock Incentive Plan (the “2023 Plan as amended”).
The maximum number of shares of common stock available for grant and issuance under the 2023 Plan as amended is (a) 350,000, plus (b) the number of shares of common stock available for issuance under the 2014 Plan on the date the 2023 Plan was approved by stockholders, plus (c) any shares of common stock that are subject to awards granted under the 2014 Plan that expire, are forfeited or canceled or terminate for any other reason on or after the date the 2023 Plan was approved by stockholders, without the issuance of shares plus (d) the 1,000,000 shares authorized via Amendment No.1. The number of shares available to be issued under the 2023 Plan as of the date of its approval was 1,117,942. At June 30, 2026, as a result of current year’s activity with regard to performance-based restricted stock awards (grants and forfeitures), and stock option awards with vesting terms based on market conditions, we had 26,287 shares reserved in aggregate for performance in excess of target as of June 30, 2026. As of June 30, 2026, the remaining authorization for issue under the 2023 Plan was 1,079,623.
The following table summarizes the compensation expense we recorded related to unvested stock-based awards:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenues	$27	$45	$13	$83
Selling expense	30	19	46	32
Engineering and product development expense	25	10	37	(1)
General and administrative expense	761	361	1,038	744
Total stock-based compensation expense	$843	$435	$1,134	$858
As of June 30, 2026, total compensation expense to be recognized in future periods was $5.5 million. The weighted average period over which this expense is expected to be recognized was 2.7 years. There was no compensation expense capitalized in the three and six months ended June 30, 2026 or 2025.
Stock Options
The fair value for stock options without market conditions granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended
	June 30,
	2026	2025
Risk-free interest rate	3.68%	4.28%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.59	.59
Weighted average expected life of stock options (years)	6.25	6.25

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the activity related to stock options without market conditions:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2026	876,925	$9.85
Granted	162,021	14.47
Exercised	(330,149)	10.34
Forfeited	(106,906)	10.78
Options outstanding, June 30, 2026	601,891	$10.66	7.9	$4,522
Exercisable	223,897	$10.19	6.2	$1,789
Expected to vest	378,968	$10.94	8.9	$2,740
The table below summarizes certain additional information with respect to our options without market conditions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per option amounts)	2026	2025	2026	2025
Weighted average grant date fair value per option	$—	$—	$8.56	$4.61
Aggregate intrinsic value of options exercised	$1,902	$—	$2,208	$22
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
The vesting terms based on the 20-Day VWAP is a market condition. At grant date, we estimated the total grant-date fair value of these options that vest based on market conditions to be $1.5 million which will be recognized over the three-year service period. The Monte Carlo simulation model used the following estimates to determine this fair value at the grant date: expected volatility of 58%, a risk-free rate of return of 4.1%, an expected term of 6.5 years and an expected dividend yield of 0%. As of June 30, 2026, no forfeitures have been assumed for these Performance Options.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Restricted Stock Awards
The following table summarizes the activity related to unvested restricted stock awards:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2026	149,288	$9.67
Granted	92,264	15.11
Vested	(104,036)	10.67
Forfeited	(52,994)	11.45
Unvested shares outstanding, June 30, 2026	84,522	$13.50
Additional information about our restricted stock awards is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Aggregate market value of RSA’s vested	$225	$94	$1,251	$344
Performance-Based Restricted Stock Awards
On March 16, 2026, our former CEO, CFO and the then current Division Presidents of our three operating segments received PSAs which vest based on market conditions, totaling 26,264 shares valued at $0.3 million as of the date of grant. The Monte Carlo simulation model used the following estimates to determine this fair value at the grant date: expected volatility of 55%, a risk-free rate of return of 3.7% and an expected term of 2.8 years. These PSAs vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of PSAs awarded on March 16, 2026. The final vesting percentage will be based on the achievement of certain performance metrics related to the enterprise value as of December 31, 2028, as determined by the Compensation Committee of our Board of Directors. On March 31, 2026, our former CEO separated from the Company. At June 30, 2026, 12,442 PSAs remain outstanding for the remaining four participants.
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
On March 17, 2025, our former CEO, CFO and the then current Division Presidents of our three operating segments received PSAs totaling 49,098 shares valued at $0.4 million as of the date of grant. These PSAs vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 17, 2025. These awards do not contain market conditions. The final vesting percentage will be based on the achievement of certain performance metrics related to the percentage of revenue received by us generated by recurring revenue streams for the year ended December 31, 2027, as determined by the Compensation Committee of our Board of Directors. At June 30, 2026, 18,951 PSAs remain outstanding for the remaining three participants and we have estimated that these PSAs will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.
On March 6, 2024, our former CEO, CFO and the then current Division Presidents of our three operating segments received PSAs totaling 33,539 shares valued at $0.4 million as of the date of grant. These PSAs vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
on March 6, 2024. These awards do not contain market conditions. The final vesting percentage will be based on the achievement of certain performance metrics related to adjusted EBITDA for the year ended December 31, 2026, as determined by the Compensation Committee of our Board of Directors. At June 30, 2026, 12,945 PSAs remain outstanding and this probability estimate remains at 0% for the remaining three participants based on our current projections for the performance metrics for the relevant measurement period. The adjustment for this award was recorded in general and administrative expense in our Consolidated Statements of Operations.
On January 16, 2024, the newly appointed president of our Process Technologies segment received PSAs totaling 8,231 shares valued at $0.1 million as of the date of grant. These PSAs vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on January 16, 2024. This award does not contain market conditions. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for the year ending December 31, 2026. At June 30, 2026, the probability estimate remains at 0% based on our current projections for the performance metrics for the relevant measurement period. The adjustment for this award was recorded in general and administrative expense in our Consolidated Statements of Operations.
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
The following table summarizes the activity related to unvested PSAs:

Performance-based Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2026	100,224	$10.58
Granted	26,264	12.65
Vested	—	—
Forfeited	(73,919)	11.72
Unvested shares outstanding, June 30, 2026	52,569	$10.91
There were no PSAs that vested in 2026 or 2025.
Restricted Stock Units
We began issuing restricted stock units to certain employees in 2025. The following table summarizes the activity related to unvested restricted stock units:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested units outstanding, January 1, 2026	59,174	$7.96
Granted	32,020	14.47
Vested	(16,306)	8.14
Forfeited	(4,382)	9.23
Unvested units outstanding, June 30, 2026	70,506	$10.80

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Additional information about our restricted stock units is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Aggregate market value of RSU’s vested	$—	$—	$230	$—

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
The activity in our ESPP was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands except shares)	2026	2025	2026	2025
Shares purchased	2,264	4,592	4,939	9,966
Total cost of shares	$35	$28	$65	$60
Total discount - compensation expense	$6	$5	$12	$11
The per share prices related to the ESPP purchases were as follows:

	Closing Market Price	Purchase Price
June 30, 2026	18.17	15.44
March 31, 2026	$13.65	$11.60
June 30, 2025	7.28	6.19
March 31, 2025	6.99	5.94
(15)    RESTRUCTURING
CEO Transition
On March 31, 2026, Richard N. Grant, Jr. stepped down as President and Chief Executive Officer of InTest (the “CEO Transition”). In connection with Mr. Grant’s separation from the Company, and in accordance with his offer letter dated July 24, 2020, Mr. Grant is entitled to severance equal to 12 months base salary paid in accordance with the Company’s customary payroll practices, which is expressly conditioned upon his execution and non-revocation of a confidential separation agreement and general release of claims in a form acceptable to the Company. Mr. Grant has executed both the separation agreement and general release and has not revoked.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As a result of this action, we incurred severance, payroll tax and payroll related, professional fees and other costs through June 30, 2026 in our Corporate & Other segment. We do not expect to incur additional costs for the remainder of 2026 or thereafter related to this action.
Environmental Transition
On June 11, 2025, we transitioned leadership of our Environmental Technologies segment (the “Environmental Transition”), appointing a new President. We incurred severance, payroll related and corporate legal costs for the outgoing President related to the Environment Transition. As of December 31, 2025, this action was completed.
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
We have recognized restructuring expenses related to these actions as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
CEO Transition
Severance	$—	$—	$428	$—
Payroll taxes and payroll related	—	—	39	—
Professional fees	7	—	249	—
Other	—	—	13	—
Total CEO Transition restructuring charges	$7	$—	$729	$—

Videology Consolidation:
Severance	$—	$—	$—	$237
Retention	—	60	—	79
Payroll taxes and payroll related	—	12	—	63
Other	23	12	45	18
Total Process Technologies restructuring charges	$23	$84	$45	$397
Corporate portion of action charges	—	52	—	52
Total Videology Consolidation restructuring charges	$23	$136	$45	$449

Environmental Transition:
Severance	$—	$70	$—	$70
Payroll taxes and payroll related	—	6	—	6
Total Environmental Technologies restructuring charges	—	76	—	76
Corporate portion of action charges	—	4	—	4
Total Environmental Transition restructuring charges	$—	$80	$—	$80

Total consolidated restructuring charges	$30	$216	$774	$529

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our restructuring accrual is included as a component of accrued expenses and other current liabilities:

	Six Months Ended
	June 30,
(in thousands)	2026	2025
Beginning balance	$198	$—
Charges	774	529
Cash payments	(554)	(36)
Impact of foreign currency translation adjustments	—	30
Ending balance	$418	$523
(16)    EMPLOYEE BENEFIT PLANS
The InTest Corporation Incentive Savings Plan is a defined contribution 401(k) plan for our employees who work in the U.S. (the “InTest Savings Plan”). As of June 30, 2026, all permanent employees of Acculogic Ltd, Ambrell®, InTest Corporation, InTest EMS LLC, Temptronic Corporation and Videology®, who are at least 18 years of age, are eligible to participate in the InTest Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5 thousand. Employer contributions vest ratably over four years. Matching contributions are discretionary.
We recorded expense for matching contributions as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Discretionary employer matching contributions	$178	$205	$558	$564
Employees of Alfamation™ in Italy are entitled to Trattamento di Fine Rapporto (“TFR”), commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The expense is recognized as a component of payroll-related costs in our Consolidated Statements of Operations and the required accrual is included in other liabilities on our Consolidated Balance Sheets. At June 30, 2026, the amount recorded in other liabilities for TFR was $1.5 million.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(17)    SEGMENT AND GEOGRAPHIC AREA INFORMATION
The following tables present our results of operations by reportable segment as reconciled to consolidated net earnings (loss) before income tax expense (benefit):

	Three Months Ended June 30, 2026
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$21,404	$5,819	$8,090	$—	$35,313
Cost of revenue	12,469	4,054	4,492	—	21,015
Other divisional costs	5,154	2,333	3,217	—	10,704
Division operating income (loss)	3,781	(568)	381	—	3,594
Acquired intangible amortization				699	699
Restructuring costs				30	30
Corporate expenses				2,502	2,502
Operating income (loss)	3,781	(568)	381	(3,231)	363
Interest expense				(63)	(63)
Other income				(51)	(51)
Earnings (loss) before income tax expense	$3,781	$(568)	$381	$(3,345)	$249

Supplemental Disclosures:
Depreciation	$184	$66	$53	$83	$386
Stock-based compensation	129	43	59	612	843
Capital expenditures	105	162	110	28	405
Total assets	$77,516	$19,247	$46,994	$5,348	$149,105

	Three Months Ended June 30, 2025
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$13,733	$7,215	$7,182	$—	$28,130
Cost of revenue	7,418	4,534	4,205	—	16,157
Other divisional costs	4,755	2,070	2,578	—	9,403
Division operating income	1,560	611	399	—	2,570
Acquired intangible amortization				850	850
Restructuring costs				216	216
Corporate expenses				2,431	2,431
Operating (loss) income	1,560	611	399	(3,497)	(927)
Interest expense				(119)	(119)
Other income				463	463
(Loss) earnings before income tax (benefit) expense	$1,560	$611	$399	$(3,153)	$(583)

Supplemental Disclosures:
Depreciation	$152	$62	$61	$39	$314
Stock-based compensation	86	81	68	200	435
Capital expenditures	63	24	9	366	462
Total assets	$76,259	$21,944	$49,975	$1,475	$149,653

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended June 30, 2026
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$38,745	$14,170	$16,284	$—	$69,199
Cost of revenue	22,142	8,921	9,180	—	40,243
Other divisional costs	10,775	4,598	6,030	—	21,403
Division operating income	5,828	651	1,074	—	7,553
Acquired intangible amortization				1,477	1,477
Restructuring costs				774	774
Corporate expenses				4,735	4,735
Operating income (loss)	5,828	651	1,074	(6,986)	567
Interest expense				(143)	(143)
Other income				52	52
Earnings (loss) before income tax expense	$5,828	$651	$1,074	$(7,077)	$476

Supplemental Disclosures:
Depreciation	$358	$133	$107	$163	$761
Stock-based compensation	233	90	53	758	1,134
Capital expenditures	548	317	132	52	1,049
Total assets	$77,516	$19,247	$46,994	$5,348	$149,105

	Six Months Ended June 30, 2025
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$26,992	$13,483	$14,292	$—	$54,767
Cost of revenue	14,731	8,697	8,310	—	31,738
Other divisional costs	10,020	4,430	5,376	—	19,826
Division operating income	2,241	356	606	—	3,203
Acquired intangible amortization				1,663	1,663
Restructuring costs				529	529
Corporate expenses				4,819	4,819
Operating (loss) income	2,241	356	606	(7,011)	(3,808)
Interest expense				(271)	(271)
Other income				707	707
(Loss) earnings before income tax (benefit) expense	$2,241	$356	$606	$(6,575)	$(3,372)

Supplemental Disclosures:
Depreciation	$306	$127	$123	$74	$630
Stock-based compensation	140	49	120	549	858
Capital expenditures	197	106	15	373	691
Total assets	$76,259	$21,944	$49,975	$1,475	$149,653

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables provide information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Revenue:
U.S.	$11,392	$12,372	$28,420	$25,038
Foreign	23,921	15,758	40,779	29,729
	$35,313	$28,130	$69,199	$54,767

(in thousands)	June 30, 2026	December 31, 2025
Property and equipment:
U.S.	$2,269	$2,250
Foreign	2,644	2,528
	$4,913	$4,778
(18)    REVISION OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS
As discussed in “Note (2) Summary of Significant Accounting Policies; (b) Revision of Previously Issued Interim Financial Statements,” in preparing the Consolidated Financial Statements as of and for the three and six months ended June 30, 2026, we identified errors in our previously issued interim financial statements related to the overstatement of ending inventory and understatement of cost of revenue at Alfamation™, which is a part of our Electronic Test segment, along with resultant changes to consolidated gross profit, income tax expense, net income, comprehensive earnings, retained earnings and earnings per share. The following tables reflect the impact of the revision to the specific line items presented in our previously issued interim financial statements.

	March 31, 2026
(in thousands)	As Previously Reported	Revision	As Revised
Consolidated Balance Sheet
Inventories	$30,451	$(750)	$29,701
Total current assets	79,625	(750)	78,875
Total assets	150,767	(750)	150,017

Domestic and foreign income taxes payable	734	(144)	590
Total current liabilities	35,832	(144)	35,688
Total liabilities	46,298	(144)	46,154

Retained earnings	43,349	(606)	42,743
Total stockholders' equity	104,469	(606)	103,863
Total liabilities and stockholders' equity	150,767	(750)	150,017

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended March 31, 2026
(in thousands, except per share amounts)	As Previously Reported	Revision	As Revised
Consolidated Statement of Operations
Cost of revenue	$18,478	$750	$19,228
Gross profit	15,408	(750)	14,658
Operating income	954	(750)	204
Earnings before income tax expense	977	(750)	227
Income tax expense	188	(144)	44
Net earnings	789	(606)	183

Earnings per common share - basic	$0.06	$(0.05)	$0.01
Earnings per common share - diluted	$0.06	$(0.05)	$0.01

	Three Months Ended March 31, 2026
(in thousands)	As Previously Reported	Revision	As Revised
Consolidated Statement of Comprehensive Income
Net earnings	$789	$(606)	$183
Comprehensive earnings (loss)	50	(606)	(556)

	March 31, 2026
(in thousands)	As Previously Reported	Revision	As Revised
Consolidated Statement of Stockholders’ Equity
Net earnings	789	(606)	183

Total retained earnings	43,349	(606)	42,743
Total stockholders' equity	104,469	(606)	103,863

	Three Months Ended March 31, 2026
(in thousands)	As Previously Reported	Revision	As Revised
Consolidated Statement of Cash Flows
Net earnings	$789	$(606)	$183
Change in Inventories	621	750	1,371
Change in Domestic and foreign income taxes payable	858	(144)	714

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risk Factors and Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q for the period ended June 30, 2026 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, projections of revenue, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, that are based on management’s current expectations and estimates. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believe,” “continue,” “expect,” “may,” “could,” “will,” “plans,” “depending,” “seeking,” “anticipates,” “goal,” “objective,” “target,” “estimates,” “future,” “strategy,” “intended,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current expectations and estimates. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:
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
•our ability to effectively remediate the material weaknesses in our internal control over financial reporting that we have identified or our failure to develop and maintain a proper and effective system of disclosure controls and internal control over financial reporting;
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
In connection with the preparation of this Report’s financial statements, we identified errors in our previously issued financial statements. We evaluated the impact of the errors and concluded they were not material, individually or in the aggregate, to any previously issued interim or annual consolidated financial statements. We have reflected these corrections in the Consolidated Financial Statements for the three months ended March 31, 2026 included in this Report. The figures in this MD&A have been similarly revised, where applicable, to reflect the impact of such corrections. Refer to

“Note (2) Summary of Significant Accounting Policies; (b) Revision of Previously Issued Interim Financial Statements,” and “Note (18) Revision of Previously Issued Interim Financial Statements,” for additional information.
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
Known Trends
Debt Covenants
As noted in “Part I; Item 1; Financial Statements; Notes to Consolidated Financial Statements; Note (9) Debt,” our Loan Agreement with M&T Bank (“M&T”) contains financial covenants, including a fixed charge coverage ratio of not less than 1.25 to 1.0. The fixed charge coverage ratio is calculated over the trailing twelve months, so the net loss reported in the first, second and third quarters impacts our ability to meet this covenant in future periods notwithstanding our strong cash position. On August 5, 2025, we executed the Sixth Amendment to the Loan Agreement, which formally waives the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. On May 4, 2026, we executed the Seventh Amendment to the Loan Agreement, effective as of April 30, 2026, to extend our ability to draw on the Term Note through August 28, 2026.
The waiver has expired and at June 30, 2026 we had total debt of $1.8 million with M&T and were in compliance with all covenants included in the Loan Agreement.
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
Global Supply Chain Constraints
In early October 2023, Hamas attacked Israel and Israel formally declared war in response to the attack. Although a cease-fire was declared in October 2025, hostilities continue. On February 28, 2026, the U.S. and Israel launched a coordinated military operation against Iran, and Iran has responded with attacks affecting certain Persian Gulf states as well as Israel. It is unclear when these continuing conflicts will end and these conflicts are likely to cause regional instability that could materially adversely affect global trade, regional economies and the global economy, which could materially adversely affect our financial condition and results of operations. Ambrell® has a sole source supplier of capacitors used in certain of our induction heating products that is located in Israel. This supplier is the sole source supplier of capacitors for numerous induction companies, and currently there are no viable alternatives available. We have been in frequent contact with our supplier since the conflicts with Hamas and in Iran began and have been advised that their operations are currently uninterrupted. We maintain a two-to-three month safety stock on these items. As of June 30, 2026, our supplier has indicated that they have large stock available at more than one facility in Israel, so they believe they have redundancies in place that will help ensure that the supply chain to their customers is uninterrupted. We continue to monitor the situation closely and are staying in close contact with our supplier. However, there can be no assurance that the situation will not worsen which could impact our ability to ship certain of our induction heating products which could have a material impact on our future results of operations.
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
We qualified a new supplier for these materials in early 2025 and have a supply of these materials on hand to support new production. Our first system incorporating these new materials shipped to one of our customers at the end of the second quarter 2025.
Additionally, we have applied to the U.S. Department of Treasury’s Office of Foreign Asset Control (“OFAC”) and Global Affairs Canada for permission to purchase materials from the Belarus supplier to support repairs and warranty claims for the existing units already in service with our customers. In December 2025, we received a license from OFAC allowing us to purchase a specified dollar amount of these parts from this supplier through June 30, 2026. Late in the first quarter of 2026, we determined that our license needed to be amended to include a director of this supplier who was also listed individually as a prohibited party by the U.S. government. We have requested this amendment as well as an extension of the license to allow purchases through the end of 2027. There can be no assurance that these amendments will be approved by OFAC or what the timing of any such approval would be. In June 2026, we received a permit from Global Affairs Canada. This permit is currently valid until June 15, 2028. However, because of the OFAC license expiration on June 30, 2026, we are still not able to enter into transactions with the Belarusian supplier until such time as the OFAC license is amended and extended.
A significant portion of the additional purchases from the Belarus supplier are intended to support spare parts used for repairs and warranty claims for the existing units already in service with our customers. Those specific parts from the new supplier are not compatible with those existing units. There can be no assurance that we will be granted the amended and extended license by OFAC in a timely manner or at all, or that if granted a license by OFAC that such supplier in Belarus will be willing or able to provide these parts on reasonable commercial terms or at all.
In addition, while the supply chain and logistics challenges that we encountered throughout 2022 have eased, uncertainty in the global trade environment remains. As a result, we expect that we may continue to experience increased prices, lack of availability and logistics delays from time to time for the foreseeable future. This occurred in the three months ended June 30, 2026, where we had certain material components perform differently than previous units, forcing us to diagnose, re-engineer and rebuild our systems to meet customer specifications, and in another case, a shipment of components arrived 45 days late resulting in a shift of our product delivery date. The actions we have taken and are continuing to take to mitigate these risks include qualifying new vendors as alternate sources in our supply chain, increasing our inventory of raw materials and ordering further in advance of when we expect to need materials than has been our practice in the past. We have also increased the prices that we charge our customers, where appropriate, and continue to work with our customers to find alternate options for the shipment of products where they control aspects of the logistics process. However, the environment in which we operate is dynamic and shifts rapidly at times, and the success of our efforts to mitigate and address the impacts on our business may not be successful. As a result, we could see increases in our costs or reduced revenues which would impact the level of our earnings in future periods.
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
As of June 30, 2026, except for the estimates considered for our awards with market conditions, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in “Part I; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Estimates” in our 2025 Form 10-K.
Results of Operations
The results of operations for our three operating segments are generally affected by the same factors described in the “Overview” section above. The discussion and analysis that follows, therefore, is presented on a consolidated basis and includes discussion of factors unique to a particular operating segment where significant to an understanding of that segment.
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
Revenue

	Three Months Ended
	June 30,		Change
(in thousands except percentages)	2026	2025	$	%
Electronic Test	$21,404	$13,733	$7,671	55.9%
Environmental Technologies	5,819	7,215	(1,396)	(19.3)%
Process Technologies	8,090	7,182	908	12.6%
Total revenue	$35,313	$28,130	$7,183	25.5%

The following table sets forth, for the periods indicated, a breakdown of revenue by market:

Revenue	Three Months Ended
					Change				Change
(in thousands except percentages)	June 30, 2026		June 30, 2025		$	%	March 31, 2026		$	%
Semi	$9,058	25.7%	$10,192	36.2%	$(1,134)	(11.1)%	$10,507	31.0%	$(1,449)	(13.8)%
Auto/EV	13,440	38.1%	5,862	20.8%	7,578	129.3%	7,487	22.1%	5,953	79.5%
Defense/Aerospace	3,765	10.7%	3,578	12.7%	187	5.2%	5,822	17.2%	(2,057)	(35.3)%
Industrial	4,356	12.3%	3,786	13.5%	570	15.1%	3,242	9.6%	1,114	34.4%
Life Sciences	2,002	5.7%	1,386	4.9%	616	44.4%	3,572	10.5%	(1,570)	(44.0)%
Safety/Security	770	2.2%	898	3.2%	(128)	(14.3)%	1,112	3.3%	(342)	(30.8)%
Other	1,922	5.4%	2,428	8.6%	(506)	(20.8)%	2,144	6.3%	(222)	(10.4)%
	$35,313	100.0%	$28,130	100.0%	$7,183	25.5%	$33,886	100.0%	$1,427	4.2%
*     Percentages may not add up due to rounding
Compared with the prior-year period, revenue for the second quarter increased due primarily to growth in Auto/EV, as the electronics content of modern vehicles continues to increase, and likewise the testing of those components offset partially by the decreases primarily in Semi. Sequentially, revenue increased compared to the trailing first quarter, due primarily to increases in Auto/EV and Industrial, offset partially by sequential decreases primarily in Defense/Aerospace, Life Sciences and Semi.
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

The following table sets forth, for the periods indicated, a breakdown of the orders received by market:

Orders	Three Months Ended
					Change				Change
(in thousands except percentages)	June 30, 2026		June 30, 2025		$	%	March 31, 2026		$	%
Semi	$11,955	41.4%	$7,292	26.3%	$4,663	63.9%	$7,677	24.2%	$4,278	55.7%
Auto/EV	3,549	12.3%	7,066	25.5%	(3,517)	(49.8%)	10,744	33.8%	(7,195)	(67.0%)
Defense/Aerospace	4,237	14.7%	2,499	9.0%	1,738	69.5%	5,918	18.6%	(1,681)	(28.4%)
Industrial	4,630	16.0%	4,680	16.9%	(50)	(1.1%)	4,123	13.0%	507	12.3%
Life Sciences	1,512	5.2%	2,863	10.3%	(1,351)	(47.2%)	1,587	5.0%	(75)	(4.7%)
Safety/Security	333	1.2%	1,173	4.2%	(840)	(71.6%)	260	0.8%	73	28.1%
Other	2,655	9.2%	2,186	7.9%	469	21.5%	1,476	4.6%	1,179	79.9%
	$28,871	100.0%	$27,759	100.0%	$1,112	4.0%	$31,785	100.0%	$(2,914)	(9.2%)
*     Percentages may not add up due to rounding
Compared with the prior-year period, orders for the second quarter increased primarily in Semi and Defense/Aerospace partially offset by declines primarily in Auto/EV and Life Sciences. Sequentially, orders decreased primarily in Auto/EV and Defense/Aerospace, partially offset primarily by increases in Semi and Other.
At June 30, 2026, our backlog of unfilled orders for all products was $45.4 million compared to $37.9 million at June 30, 2025, and $53.9 million at December 31, 2025. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in the next twelve months. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.
Gross Margin

	Three Months Ended
	June 30,		Change
(in thousands except percentages)	2026	2025	$	%
Gross profit	$14,298	$11,973	$2,325	19.4%
Gross margin	40.5%	42.6%
Gross margin decreased 210 basis points in the three months ended June 30, 2026, compared to the same prior year period due to changes in product mix.
Selling Expense

	Three Months Ended
	June 30,		Change
(in thousands except percentages)	2026	2025	$	%
Selling expense	$4,497	$3,829	$668	17.4%
Percentage of revenue	12.7%	13.6%
Selling expense for the three months ended June 30, 2026, increased compared to the prior year period due to increased commissions and payroll related merit increases.

Engineering and Product Development Expense

	Three Months Ended
	June 30,		Change
(in thousands except percentages)	2026	2025	$	%
Engineering and product development expense	$2,501	$2,245	$256	11.4%
Percentage of revenue	7.1%	8.0%
Engineering and product development expense for the three months ended June 30, 2026, increased compared to the prior year period due primarily to increases in outside service costs and payroll related merit increases.
General and Administrative Expense

	Three Months Ended
	June 30,		Change
(in thousands except percentages)	2026	2025	$	%
General and administrative expense	$6,208	$5,760	$448	7.8%
Percentage of revenue	17.6%	20.5%
General and administrative expense for the three months ended June 30, 2026, increased compared to the prior year period due primarily to increases in payroll related merit increases and increased stock based compensation costs as a result of the June 17, 2026 equity modification for awards granted to independent directors in March 2026, offset partially by a decrease resulting from the change in fair value of the contingent consideration.
Amortization of Acquired Intangible Assets

	Three Months Ended
	June 30,		Change
(in thousands except percentages)	2026	2025	$	%
Amortization of acquired intangible assets	$699	$850	$(151)	(17.8)%
Percentage of revenue	2.0%	3.0%
Amortization of acquired intangible assets for the three months ended June 30, 2026, decreased compared to the prior year period due to the declining pattern of benefit for the assets and the May 2026 completion of amortization of intangible assets from the Ambrell® acquisition, offset partially by the impact of changes in foreign exchange rates.
Restructuring Costs

	Three Months Ended
	June 30,		Change
(in thousands except percentages)	2026	2025	$	%
Restructuring costs	$30	$216	$(186)	(86.1)%
Percentage of revenue	0.1%	0.8%
Restructuring costs for the three months ended June 30, 2026, are the residual facility related costs from the Videology Consolidation of the Netherlands operations into our US operations in Mansfield, MA. The restructuring costs for the three months ended June 30, 2025 represent severance and retention accruals along with the payroll-related costs recognized for the Videology Consolidation as well as costs related to the leadership transition in our Environmental Technologies division. See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note (15) Restructuring” for further details.

Income Tax Benefit

	Three Months Ended
	June 30,		Change
(in thousands except percentages)	2026	2025	$	%
Income tax benefit	$(225)	$(80)	$(145)	181.3%
Effective tax rate	(90.4)%	13.7%
On a quarterly basis, we record income tax expense or (benefit) based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to the unusually large number of stock option exercises during the three months ended June 30, 2026, we recognized a discrete tax benefit in the period related to difference between the book and tax expense on those exercises, resulting in a net tax benefit for the quarter and year to date periods. There were no other unusual tax adjustments recorded in either period.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
Revenue

	Six Months Ended
	June 30,		Change
(in thousands except percentages)	2026	2025	$	%
Electronic Test	$38,745	$26,992	$11,753	43.5%
Environmental Technologies	14,170	13,483	687	5.1%
Process Technologies	16,284	14,292	1,992	13.9%
Total revenue	$69,199	$54,767	$14,432	26.4%
The following table sets forth, for the periods indicated, a breakdown of revenue by market:

Revenue	Six Months Ended
					Change
(in thousands except percentages)	June 30, 2026		June 30, 2025		$	%
Semi	$19,565	28.3%	$19,187	35.0%	$378	2.0%
Auto/EV	20,927	30.2%	11,821	21.6%	9,106	77.0%
Defense/Aerospace	9,587	13.9%	6,406	11.7%	3,181	49.7%
Industrial	7,598	11.0%	6,807	12.4%	791	11.6%
Life Sciences	5,574	8.1%	3,074	5.6%	2,500	81.3%
Safety/Security	1,882	2.7%	1,462	2.7%	420	28.7%
Other	4,066	5.9%	6,010	11.0%	(1,944)	(32.3)%
	$69,199	100.0%	$54,767	100.0%	$14,432	26.4%
*     Percentages may not add up due to rounding
Compared with the prior-year period, revenue for the six months ended June 30, 2026 increased due primarily to growth in Auto/EV, Defense/Aerospace and Life Sciences, partially offset by a decrease in Other.

Orders
The following table sets forth, for the periods indicated, a breakdown of the orders received by market:

Orders	Six Months Ended
					Change
(in thousands except percentages)	June 30, 2026		June 30, 2025		$	%
Semi	$19,632	32.4%	$16,932	31.9%	$2,700	15.9%
Auto/EV	14,293	23.6%	12,127	22.8%	2,166	17.9%
Defense/Aerospace	10,155	16.7%	4,582	8.6%	5,573	121.6%
Industrial	8,753	14.4%	9,231	17.4%	(478)	(5.2%)
Life Sciences	3,099	5.1%	4,095	7.7%	(996)	(24.3%)
Safety/Security	593	1.0%	1,848	3.5%	(1,255)	(67.9%)
Other	4,131	6.8%	4,293	8.1%	(162)	(3.8%)
	$60,656	100.0%	$53,108	100.0%	$7,548	14.2%
Compared with the prior-year period, orders for the six months ended June 30, 2026 increased primarily in Defense/Aerospace, Semi and Auto/EV and partially offset primarily by the decline in Safety/Security.
Gross Margin

	Six Months Ended
	June 30,		Change
(in thousands except percentages)	2026	2025	$	%
Gross profit	$28,956	$23,029	$5,927	25.7%
Gross margin	41.8%	42.0%
Gross margin decreased 20 basis points in the six months ended June 30, 2026, compared to the same prior year period due to unfavorable product mix.
Selling Expense

	Six Months Ended
	June 30,		Change
(in thousands except percentages)	2026	2025	$	%
Selling expense	$8,717	$8,376	$341	4.1%
Percentage of revenue	12.6%	15.3%
Selling expense for the six months ended June 30, 2026, increased compared to the prior year period due primarily to increases in commissions and payroll related merit increases offset partially by a decline in warranty expense.
Engineering and Product Development Expense

	Six Months Ended
	June 30,		Change
(in thousands except percentages)	2026	2025	$	%
Engineering and product development expense	$5,089	$4,693	$396	8.4%
Percentage of revenue	7.4%	8.6%
Engineering and product development expense for the six months ended June 30, 2026, increased compared to the prior year period due primarily to an increase in payroll related merit increases and outside services.

General and Administrative Expense

	Six Months Ended
	June 30,		Change
(in thousands except percentages)	2026	2025	$	%
General and administrative expense	$12,332	$11,576	$756	6.5%
Percentage of revenue	17.8%	21.1%
General and administrative expense for the six months ended June 30, 2026, increased compared to the prior year period due primarily to increases in payroll related merit increases, officer bonuses and increased stock based compensation costs as a result of the June 17, 2026 equity modification for awards granted to independent directors in March 2026, offset partially by a decrease resulting from the change in fair value of the contingent consideration and decreases in legal and other professional service fees.
Amortization of Acquired Intangible Assets

	Six Months Ended
	June 30,		Change
(in thousands except percentages)	2026	2025	$	%
Amortization of acquired intangible assets	$1,477	$1,663	$(186)	(11.2)%
Percentage of revenue	2.1%	3.0%
Amortization of acquired intangible assets for the six months ended June 30, 2026, decreased compared to the prior year period due to the declining pattern of benefit for the assets and the May 2026 completion of amortization of intangible assets from the Ambrell® acquisition, offset partially by the impact of changes in foreign exchange rates.
Restructuring Costs

	Six Months Ended
	June 30,		Change
(in thousands except percentages)	2026	2025	$	%
Restructuring costs	$774	$529	$245	46.3%
Percentage of revenue	1.1%	1.0%
Restructuring costs for the six months ended June 30, 2026, are primarily the costs associated with our March 31, 2026 CEO transition. The costs for the six months ended June 30, 2025 represent severance and retention accruals along with the payroll-related costs recognized for the Videology Consolidation as well as costs related to the leadership transition in our Environmental Technologies division. See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note (15) Restructuring” for further details.
Income Tax Benefit

	Six Months Ended
	June 30,		Change
(in thousands except percentages)	2026	2025	$	%
Income tax benefit	$(181)	$(540)	$359	(66.5)%
Effective tax rate	(38.0)%	16.0%
On a quarterly basis, we record income tax expense or (benefit) based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to the unusually large number of stock option exercises during the six months ended June 30, 2026, we recognized a discrete tax benefit in the three month period ended June 30, 2026 related to difference between the book and tax expense on those exercises, resulting in a net tax benefit for the quarter and year to date periods. There were no other unusual tax adjustments recorded in either period.
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
At June 30, 2026, we have not borrowed any amounts under the $10.0 million Revolving Facility. Our borrowings under the Term Note are discussed below and our available drawing capacity under the Term Note at June 30, 2026, was $30.0 million. The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Loan Agreement are secured by liens on substantially all of our tangible and intangible assets.
On August 5, 2025, we executed the Sixth Amendment to the Loan Agreement, which formally waives the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. During the period of this waiver we were required to request consent from M&T if we wish to utilize our Revolving Facility and we formally pledged a portion of our cash holdings equal to our total outstanding debt with M&T.
On May 4, 2026, we executed the Seventh Amendment to the Loan Agreement, effective as of April 30, 2026, to extend our ability to draw on the Term Note through August 28, 2026.
The waiver has expired and at June 30, 2026, we were in compliance with all covenants included in the Loan Agreement.
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
On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At June 30, 2026, it was 5.8% based on current leverage.

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
At June 30, 2026, Alfamation™’s debt was $4.5 million, including $2.5 million that is backed by Alfamation™’s accounts receivable. The reduction since the acquisition date represents repayments of short-term instruments and principal payments on long-term debt, net of new borrowings that are backed by Alfamation™’s accounts receivable. The short-term variable financing rate at June 30, 2026, was 3.5%. At June 30, 2026, the weighted average interest rate payable on the bank issued term loans was 0.6% for fixed rate debt and 4.2% for variable rate debt and the overall weighted average interest rate for the bank issued term loans was 3.5%.
Total interest expense for the six months ended June 30, 2026 and 2025, related to our various debt arrangements was $0.1 million and $0.3 million, respectively.
Liquidity
Our cash, cash equivalents, restricted cash and working capital were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$22,102	$14,216
Restricted cash	—	3,842
Working capital	$47,768	$42,883
As of June 30, 2026, $10.3 million, or 47%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our Revolving Facility is discussed in “Note (9) Debt” to our Consolidated Financial Statements in this Report.
Our material short-term cash requirements include payments due under our various lease agreements, recurring payroll and benefits obligations to our employees, purchase commitments for materials that we use in the products we sell and principal and interest payments on our debt. We estimate that our short-term working capital requirements currently range between $8.0 million and $10.0 million. We expect our current cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations to be sufficient to support these additional investments as well as our current short-term cash requirements. As discussed above in “Credit Facility” and in “Note (9) Debt”, on August 5, 2025 we formally pledged a portion of our cash holdings equal to our total outstanding debt with M&T. The waiver has expired and at June 30, 2026, we were in compliance with all covenants included in the Loan Agreement. On May 4, 2026, we amended the Credit Facility, effective as of April 30, 2026, to extend our ability to draw on the Term Note through August 28, 2026.
Our current strategy for growth includes pursuing acquisition opportunities for complementary businesses, technologies or products. As previously discussed, we currently anticipate that any additional long-term cash requirements related to our strategy would be funded through a combination of our cash and cash equivalents, the remaining availability under the Term Note or by issuing equity. The borrowing availability under the Term Note is discussed in further detail in “Note (9) Debt” to our Consolidated Financial Statements in this Report.
Cash Flows
Operating Activities: Net cash provided by operating activities for the six months ended June 30, 2026, was $3.0 million, a decrease of $1.8 million compared to the prior year period. The decrease was driven primarily by the changes in accounts receivable, driven by increased revenue outpacing the rate of collections period-over-period, along with the change in accounts payable, offset partially by the increase in net earnings and the change in inventory from the comparative period.
Investing Activities: Net cash used in investing activities for the six months ended June 30, 2026, was $1.0 million, an increased usage of $0.4 million compared to the prior year period due to increased capital expenditures.
Financing Activities: Net cash provided by financing activities for the six months ended June 30, 2026, was $2.3 million, whereas we reported a cash usage in financing activities of $5.6 million for the prior year period. During the six months ended June 30, 2026, we reported short term borrowings, net of repayments, of $0.9 million, which is related to the short-term variable financing used at Alfamation™. We did not have any stock repurchases under the March 5, 2025 renewal of the previously expired share repurchase plan in either the current year or prior year periods. As a result of our stock price increase between January 1, 2026 and June 30, 2026, we saw an increase in stock option exercise activity, which resulted in an increased cash inflow of $3.4 million compared to the prior year period.
New or Recently Adopted Accounting Standards
See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note (2) Summary of Significant Accounting Policies and (u) Effect of Recently Issued Amendments to Authoritative Accounting Guidance Not Yet Adopted” for information concerning the implementation and impact of new or recently adopted accounting standards.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the three months ended June 30, 2026, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.
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
CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, InTest management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness in internal control over financial reporting, as further described below.

Notwithstanding the identified material weakness, management believes that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.
Management has determined that the Company had the following material weakness in its internal control over financial reporting:
(a)We did not appropriately design controls over changes to the inventory reporting process at Alfamation™ at the beginning of 2026. In addition, our inventory reporting process designed to ensure the completeness and accuracy of inventory, cost of revenues and margin information did not operate with sufficient precision to prevent or detect the misstatement timely. The convergence of these deficiencies caused the overstatement of ending inventory at March 31, 2026 and the understatement of cost of revenues for the three months ended March 31, 2026, along with resultant changes to gross profit, income tax expense, net income, comprehensive earnings, retained earnings and earnings per share.
Although management concluded the errors were not material to the previously issued March 31, 2026 financial statements, recording the correction solely in the second quarter would have been material to second quarter results; accordingly, the Company revised the March 31, 2026 financial statements. Management has concluded the aggregation of these deficiencies created a reasonable possibility that a material misstatement of interim or annual financial statements would not have been prevented or detected on a timely basis and therefore constitutes a material weakness.
Remediation Efforts
Management has implemented the following remediation steps to address the material weakness discussed above 1) a full physical inventory was performed at Alfamation™ at June 30, 2026, to ensure ending balances were reflected completely and accurately 2) physical inventory counts will be performed quarterly until such time management determines that the inventory reporting process output reports and related controls are designed and operating effectively 3) to ensure that management review controls operate with sufficient precision, internal forecasts have been reviewed and revised to ensure overhead absorption impacts and margin on projects to be delivered are properly reflected in forward quarter forecasts 4) additional checks have been implemented to ensure that costs for deferred revenue transactions are also properly deferred. Remediation will not be complete until there has been appropriate time for us to conclude through testing that the controls are designed and operating effectively. Management expects to be able to demonstrate operating effectiveness by fiscal year-end.
Changes in Internal Control Over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weakness described herein. Except as noted in the previous sentence and as set forth above in connection with the material weakness, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
From time to time, we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.
Item 1A. Risk Factors
Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in “Part I; Item 1A; Risk Factors” of our 2025 Form 10-K. Other than the following risk factor noted below, there have been no material changes from the risk factors set forth in our 2025 Form 10-K or subsequent Quarterly Reports on Form 10-Q.
We have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate the material weakness or maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial statements and comply with applicable laws and regulations could be adversely impacted.
As of the six months ended June 30, 2026, we concluded that our internal control over financial reporting was not effective due to a material weakness related to our internal control over financial reporting. As a result, there is a reasonable possibility that a material misstatement of our annual or interim Consolidated Financial Statements would not be prevented or detected on a timely basis.
The material weakness increases the risk that errors, fraud, or misstatements could occur and remain undetected, which could require us to restate our financial statements, result in SEC enforcement actions, litigation, or loss of investor confidence, and impair our ability to timely and accurately report financial results. Any restatement or delay in reporting could adversely affect our reputation, business relationships, access to capital, regulatory compliance, NYSE listing, and stock price.
We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the identified material weakness or prevent additional material weaknesses or significant deficiencies from occurring in the future. Changes in our business, acquisitions, growth, personnel turnover, system implementations, increased transaction complexity, or expansion into new markets could further strain our control environment and increase the risk of control failures. If we are unable to maintain effective internal control over financial reporting on an ongoing basis, we may not be able to reliably produce accurate financial statements, comply with applicable reporting requirements, or sustain market confidence, which could have a material adverse effect on our business, results of operations, and financial condition.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of our common stock during the three months ended June 30, 2026, including shares of common stock surrendered to us by employees to cover tax withholdings under the net settlement provisions of our restricted stock awards and those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30	1,526	$16.90	—	—
May 1-31	—	$—	—	—
June 1-30	—	$—	—	—
Total	1,526		—
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
There were no repurchases of shares under the Repurchase Plan during the six months ended June 30, 2026. As of June 30, 2026, we had repurchased 141,117 shares under the Repurchase Plan at a fair value of $1.0 million. All of the shares repurchased pursuant to the Repurchase Plan have been retired.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the second quarter ended June 30, 2026, none of the Company's directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

Item 6.Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Seventh Amendment to Amended and Restated Loan and Security Agreement, dated April 30, 2026, among InTest Corporation, Ambrell Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc., Alfamation US, Inc. and M&T Bank	8-K	001-36117	10.1	May 5, 2026
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1+	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Taxonomy Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Filed herewith
+	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InTest Corporation

Date:	August 10, 2026	/s/ Richard Rogoff
Richard Rogoff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2026	/s/ Duncan Gilmour
Duncan Gilmour
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)