Form 10-Q
period 2026-09-30
INTEST CORP
filed 2026-11-06
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on October 31, 2026: 12,836,167

InTest CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.FINANCIAL STATEMENTS
InTest CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,874	$14,216
Restricted cash	—	3,842
Trade accounts receivable, net of allowance for credit losses of $338 and $375, respectively	30,459	25,891
Inventories	28,244	31,580
Prepaid expenses and other current assets	3,203	3,109
Total current assets	82,780	78,638
Property and equipment, net of accumulated depreciation of $10,892 and $10,083, respectively	4,858	4,778
Right-of-use assets, net	7,619	9,098
Goodwill	31,873	32,359
Intangible assets, net	22,343	24,876
Deferred tax assets	490	775
Other assets	457	789
Total assets	$150,420	$151,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,837	$6,062
Current portion of operating lease liabilities	2,074	2,098
Accounts payable	8,255	11,205
Customer deposits and deferred revenue	4,410	6,388
Domestic and foreign income taxes payable	451	—
Accrued expenses and other current liabilities	11,492	10,002
Total current liabilities	31,519	35,755
Operating lease liabilities, net of current portion	5,932	7,402
Long-term debt, net of current portion	679	1,406
Contingent consideration, net of current portion	—	356
Deferred revenue, net of current portion	468	1,055
Other liabilities	1,491	1,716
Total liabilities	40,089	47,690
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,921,433 and 12,570,865 shares issued, respectively; 12,835,148 and 12,488,788 shares outstanding, respectively	129	125
Additional paid-in capital	64,883	59,436
Retained earnings	45,073	42,560
Accumulated other comprehensive earnings	1,268	2,461
Treasury stock, at cost; 86,285 and 82,077 shares, respectively	(1,022)	(959)
Total stockholders’ equity	110,331	103,623
Total liabilities and stockholders’ equity	$150,420	$151,313
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Revenue	$35,069	$26,236	$104,268	$81,003
Cost of revenue	18,348	15,244	58,591	46,982
Gross profit	16,721	10,992	45,677	34,021

Operating expenses:
Selling expense	4,485	3,765	13,202	12,141
Engineering and product development expense	2,541	2,335	7,630	7,028
General and administrative expense	6,369	5,128	18,701	16,704
Amortization of acquired intangible assets	548	841	2,025	2,504
Restructuring costs	51	116	825	645
Total operating expenses	13,994	12,185	42,383	39,022

Operating income (loss)	2,727	(1,193)	3,294	(5,001)
Interest expense	(116)	(95)	(259)	(366)
Other income	55	61	107	768

Earnings (loss) before income tax benefit expense	2,666	(1,227)	3,142	(4,599)
Income tax expense (benefit)	810	(289)	629	(829)

Net earnings (loss)	$1,856	$(938)	$2,513	$(3,770)

Earnings (loss) per common share:
Basic	$0.15	$(0.08)	$0.20	$(0.31)
Diluted	$0.15	$(0.08)	$0.20	$(0.31)

Weighted average common shares outstanding:
Basic	12,477,978	12,208,586	12,348,882	12,201,087
Diluted	12,611,568	12,208,586	12,538,378	12,201,087
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In thousands)
Net earnings (loss)	$1,856	$(938)	$2,513	$(3,770)

Other comprehensive (loss) earnings
Unrealized loss on interest rate swap agreement	(3)	(23)	(19)	(82)
Foreign currency translation adjustments	(74)	(151)	(1,174)	4,612
Total other comprehensive (loss) earnings	(77)	(174)	(1,193)	4,530

Comprehensive earnings (loss)	$1,779	$(1,112)	$1,320	$760
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2026	12,570,865	$125	82,077	$(959)	$59,436	$42,560	$2,461	$103,623
Comprehensive (loss) earnings	—	—	—	—	—	183	(739)	(556)
Amortization of stock-based deferred compensation	—	—	—	—	291	—	—	291
Issuance of unvested shares of restricted stock	100,528	1	—	—	(1)	—	—	—
Forfeiture of unvested shares of restricted stock	(120,913)	(1)	—	—	1	—	—	—
Stock options exercised	65,393	1	—	—	533	—	—	534
Shares issued under Employee Stock Purchase Plan	2,675	—	—	—	36	—	—	36
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	2,682	(37)	—	—	—	(37)
Shares issued upon vesting of restricted stock units	16,306	—		—	—	—	—	—
Shares withheld to satisfy tax liability at vesting of restricted stock units	(1,803)	—		—	(28)	—	—	(28)
Balance, March 31, 2026	12,633,051	$126	84,759	$(996)	$60,268	$42,743	$1,722	$103,863
Comprehensive earnings (loss)	—	—	—	—	—	474	(377)	97
Amortization of stock-based deferred compensation	—	—	—	—	843	—	—	843
Issuance of unvested shares of restricted stock	18,000	—	—	—	—	—	—	—
Forfeiture of unvested shares of restricted stock	(6,000)	—	—	—	—	—	—	—
Stock options exercised	264,756	3	—	—	2,876	—	—	2,879
Shares issued under Employee Stock Purchase Plan	2,264	—	—	—	41	—	—	41
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	1,526	(26)	—	—	—	(26)
Balance, June 30, 2026	12,912,071	$129	86,285	$(1,022)	$64,028	$43,217	$1,345	$107,697
Comprehensive earnings (loss)	—	—	—	—	—	1,856	(77)	1,779
Amortization of stock-based deferred compensation	—	—	—	—	757	—	—	757
Stock options exercised	5,360	—	—	—	51	—	—	51
Shares issued under Employee Stock Purchase Plan	4,002	—	—	—	47	—	—	47
Balance, September 30, 2026	12,921,433	$129	86,285	$(1,022)	$64,883	$45,073	$1,268	$110,331

InTest CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Earnings	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2025	12,457,658	$124	79,382	$(942)	$57,658	$45,087	$(2,137)	$99,790
Comprehensive (loss) earnings	—	—	—	—	—	(2,329)	1,462	(867)
Amortization of stock-based deferred compensation	—	—	—	—	423	—	—	423
Issuance of unvested shares of restricted stock	134,196	1	—	—	(1)	—	—	—
Forfeiture of unvested shares of restricted stock	(27,365)	—	—	—	—	—	—	—
Stock options exercised	4,925	—	—	—	18	—	—	18
Shares issued under Employee Stock Purchase Plan	5,374	—	—	—	36	—	—	36
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	646	(5)	—	—	—	(5)
Balance, March 31, 2025	12,574,788	$125	80,028	$(947)	$58,134	$42,758	$(675)	$99,395
Comprehensive earnings (loss)	—	—	—	—	—	(503)	3,242	2,739
Amortization of stock-based deferred compensation	—	—	—	—	435	—	—	435
Forfeiture of unvested shares of restricted stock	(19,627)	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	4,592	—	—	—	35	—	—	35
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	—	—	2,049	(12)	—	—	—	(12)
Balance, June 30, 2025	12,559,753	$125	82,077	$(959)	$58,604	$42,255	$2,567	$102,592
Comprehensive loss earnings	—	—	—	—	—	(938)	(174)	(1,112)
Amortization of stock-based deferred compensation	—	—	—	—	354	—	—	354
Shares issued under Employee Stock Purchase Plan	4,472	—	—	—	36	—	—	36
Balance, September 30, 2025	12,564,225	$125	82,077	$(959)	$58,994	$41,317	$2,393	$101,870
See accompanying Notes to Consolidated Financial Statements.

InTest CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$2,513	$(3,770)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	4,678	5,009
Provision for excess and obsolete inventory	413	583
Amortization of deferred compensation related to stock-based awards	1,891	1,212
Deferred income tax expense	333	546
Other non-cash reconciling items	190	(400)
Changes in assets and liabilities:
Trade accounts receivable	(4,942)	9,393
Inventories	2,488	(515)
Prepaid expenses and other current assets	298	(405)
Other assets	(283)	(177)
Operating lease liabilities	(1,587)	(1,536)
Accounts payable	(3,044)	(510)
Customer deposits and deferred revenue	(1,874)	1,206
Domestic and foreign income taxes payable	574	(1,579)
Deferred revenue, net of current portion	(587)	(326)
Accrued expenses and other liabilities	1,669	(394)
Net cash provided by operating activities	2,730	8,337
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,412)	(1,098)
Net cash used in investing activities	(1,412)	(1,098)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net of repayments	1,284	(3,852)
Repayments of long-term debt	(3,075)	(3,075)
Proceeds from stock options exercised	3,465	18
Proceeds from shares sold under Employee Stock Purchase Plan	106	90
Settlement of employee tax liabilities in connection with treasury stock transactions	(88)	(17)
Net cash provided by (used in) financing activities	1,692	(6,836)
Effects of exchange rates on cash	(194)	864
Net cash provided by all activities	2,816	1,267
Cash, cash equivalents and restricted cash at beginning of period	18,058	19,830
Cash and cash equivalents at end of period	$20,874	$21,097

Cash and cash equivalents	$20,874	$16,230
Restricted cash	—	4,867
Total cash, cash equivalents and restricted cash at end of period	$20,874	$21,097

Cash (receipts) payments for:
Domestic and foreign income taxes, net of receipts	$(424)	$98
Interest	273	368

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of unvested shares of restricted stock awards	1,775	1,039
Forfeiture of shares of unvested restricted stock awards	(1,473)	(557)
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
The consolidated entity is comprised of InTest Corporation and our wholly-owned subsidiaries which comprise our six businesses: Electro Mechanical Semiconductor (“EMS”), Acculogic, Alfamation™, InTest Thermal Solutions (“ITS”), Ambrell® and Videology®. We manufacture our products in the U.S., Canada, Italy and Malaysia. Marketing and support activities are conducted worldwide from our facilities in the U.S., Canada, Italy, Germany, Singapore, Malaysia and the U.K. As of December 31, 2025, we have consolidated our Videology® Netherlands operations into our U.S. Videology® location. See “Note (15) Restructuring” for further discussion about this action. We operate our business worldwide and sell our products both domestically and internationally.
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
We evaluated the errors in accordance with Accounting Standards Codification (“ASC”) Topic 250 - Accounting Changes and Error Corrections and SEC Staff Accounting Bulletin Nos. 99 - Materiality and determined that the related impacts were not material to our previously issued March 31, 2026 interim financial statements. However, correcting the cumulative effect of the error in the three months ended June 30, 2026 would be material to the June 30, 2026 results. Therefore, we revised our previously issued March 31, 2026 interim financial statements to correct the errors. A summary of the revisions to our previously issued interim financial statements is included in “Note (18) Revision of Previously Issued Interim Financial Statements.”
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Periodically we have restricted cash which represents amounts deposited at our banks to support bank guarantees which certain of our customers require as a condition of paying large deposits on orders they place with us. Typically, the amount of the deposit and related guarantee declines as shipments are made against the order. As a condition of our Sixth Amendment to the Loan Agreement executed on August 5, 2025, as further described in “Note (9) Debt,” we had formally pledged cash holdings equal to our outstanding debt with M&T Bank, which we presented as restricted cash on the face of our Consolidated Balance Sheet. As of June 30, 2026 that restriction has expired.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
(l) State and Local Grant Funds Received
In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell®, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $0.6 million to help offset a portion of the cost of the leasehold improvements we made to this facility. In exchange for the funds we received under these agreements, we were required to create and maintain specified levels of employment in this location through various dates ending in 2024. As of December 31, 2024, we met those employment targets as specified in both grant agreements. The remaining proceeds which were no longer subject to repayment were reclassified to deferred grant proceeds and will be amortized to income on a straight-line basis over the current remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our Consolidated Balance Sheets and totaled $0.2 million at September 30, 2026.
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
(n) Interest Rate Swap Agreement
We are exposed to interest rate risk on our floating-rate debt. We entered into an interest rate swap agreement to effectively convert our floating-rate debt to a fixed-rate basis for a portion of our floating rate debt, as discussed further in “Note (6) Fair Value Measurements” and “Note (9) Debt.” That interest rate swap matured on October 1, 2026. The principal objective of this agreement was to eliminate the variability of the cash flows for interest payments associated with a portion of our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with ASC Topic 815 - Derivatives and Hedging. Further, we have determined that this agreement qualifies for the shortcut method of hedge accounting. Our interest rate swap was recorded at fair value as a component of other assets in our Consolidated Balance Sheets. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt. We recognized the change in the fair value of the interest rate swap as a component of the change in other assets in our Consolidated Statements of Cash Flows.
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
(r) Foreign Currency
For our foreign subsidiaries whose functional currencies are not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included as a component of accumulated other comprehensive earnings within stockholders’ equity. Transaction gains or losses are included in net earnings. For the nine months ended September 30, 2026 and 2025, our net foreign currency transaction gains were immaterial.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
of our ROU assets, would include expected future sublease rental income, if applicable. These estimates are derived using the guidance in ASC 842, ASC 360 and ASC 350.
(u) Effect of Recently Adopted Amendments to Authoritative Accounting Guidance
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments introduce a practical expedient related to applying Subtopic 326-20 to current accounts receivable and current contract assets. The practical expedient allows all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. Under the practical expedient, historical loss information will be adjusted to reflect current conditions to the extent that historic information does not reflect current conditions. Our prospective adoption of ASU 2025-05 had no material effect to our Consolidated Financial Statements or our footnote disclosures to our Consolidated Financial Statements.
(v) Effect of Recently Issued Amendments to Authoritative Accounting Guidance Not Yet Adopted
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements (“ASU 2025-11”). This update improves the navigability of ASC 270 by consolidating interim disclosure requirements and adding a disclosure principle that requires disclosure of material events and changes since the end of the most recent annual reporting period. This ASU is effective for our interim periods in fiscal years beginning after December 15, 2027, with early adoption permitted. We have evaluated and plan on adopting these amendments on a prospective basis on January 1, 2028 and do not expect a material impact to our Consolidated Financial Statements or our footnote disclosures to our Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). This update creates Topic 832 to provide guidance on recognition, measurement, presentation, and disclosure of government grants (monetary or tangible nonmonetary assets) received by business entities, excluding not-for-profit entities, tax items under ASC 740, below-market loans, and certain other transactions. Key provisions include policy elections for asset-related grants and requirements to disclose grant nature, accounting policies, line-item impacts, and significant terms/conditions. This ASU is effective for interim periods in fiscal years beginning after December 15, 2028, with early adoption permitted. We expect to adopt this update via the modified prospective transition approach on January 1, 2029 and currently do not expect a material impact to our Consolidated Financial Statements or our footnote disclosures to our Consolidated Financial Statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) that requires additional disclosure of certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. ASU 2024-03 also requires disclosure of the total amount of selling expenses and our definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and may be adopted on a prospective basis at the effective date or retrospectively applied to all periods presented. We plan on adopting these amendments retrospectively on January 1, 2027 for the annual reporting period, and do not believe there will be any impact on our Consolidated Statements of Operations. We expect to include additional footnote disclosures to our Consolidated Financial Statements as a result of implementing these amendments.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In March 2024, the SEC issued a new final rule in Release 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires the inclusion of climate-related information in registration statements and annual reports. Among other things, the new rule requires disclosure of material climate-related risks, activities related to adapting to or mitigating such risks, related oversight activities, and information on climate-related targets or goals. Information is also required of certain greenhouse gas emissions. Disclosure requirements were to begin phasing in for fiscal years beginning on or after January 1, 2025, however on April 4, 2024, the SEC issued a voluntary stay (SEC Release 33-11280) in response to pending litigation. On May 29, 2026, the SEC issued a proposed rescission of Climate-Related Disclosures (SEC Release 33-11421) which, if approved after the review and comment period, would rescind in its entirety the rule proposed under the March 2024 Release 33-11275. As of September 30, 2026, the SEC has not announced the results of their review nor adopted a final rule with regards to SEC Release 33-11421. Therefore, the implementation dates remain on hold. We are monitoring SEC developments and evaluating the impact of the new rule on our Consolidated Financial Statements.
(3)    INVENTORIES
Inventories were comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials	$17,776	$16,422
Work in process	4,237	9,397
Inventory consigned to others	282	248
Finished goods	5,949	5,513
Total inventories	$28,244	$31,580
Total charges incurred for excess and obsolete inventory were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Excess and obsolete inventory charges	$40	$279	$413	$583
(4)    PROPERTY AND EQUIPMENT
Property and equipment included the following:

(in thousands)	September 30, 2026	December 31, 2025
Machinery and equipment	$10,909	$10,194
Leasehold improvements	4,841	4,667
Gross property and equipment	15,750	14,861
Less: accumulated depreciation	(10,892)	(10,083)
Net property and equipment	$4,858	$4,778
Depreciation expense related to property and equipment was as follows:

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Depreciation	$395	$317	$1,156	$947
(5)    GOODWILL AND INTANGIBLE ASSETS
We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our Consolidated Balance Sheets are the result of our acquisitions.
Goodwill
Changes in the amount of the carrying value of goodwill are as follows:

(in thousands)
Balance - January 1, 2026	$32,359
Impact of foreign currency translation adjustments	(486)
Balance – September 30, 2026	$31,873
Goodwill was comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Electronic Test	$13,477	$13,957
Environmental Technologies	1,817	1,817
Process Technologies	16,579	16,585
Total goodwill	$31,873	$32,359
Intangible Assets
Changes in the amount of the carrying value of our intangible assets were as follows:

(in thousands)	Finite-Lived	Indefinite-Lived
Balance - January 1, 2026	$14,372	$10,504
Impact of foreign currency translation adjustments	(391)	(117)
Amortization	(2,025)	—
Balance – September 30, 2026	$11,956	$10,387

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables provide further detail about our intangible assets:

	September 30, 2026
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$24,788	$15,145	$9,643
Technology	6,117	3,804	2,313
Patents	590	590	—
Software	270	270	—
Trade name	140	140	—
Total finite-lived intangible assets	31,905	19,949	11,956
Indefinite-lived intangible assets:
Trademarks	10,387	—	10,387
Total intangible assets	$42,292	$19,949	$22,343

	December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$25,192	$13,857	$11,335
Technology	6,279	3,242	3,037
Patents	590	590	—
Software	270	270	—
Trade name	140	140	—
Total finite-lived intangible assets	32,471	18,099	14,372
Indefinite-lived intangible assets:
Trademarks	10,504	—	10,504
Total intangible assets	$42,975	$18,099	$24,876
The following table sets forth the estimated annual amortization expense for each of the next five years and thereafter:

(in thousands)
Remaining 2026	$537
2027	1,999
2028	1,651
2029	1,325
2030	1,218
Thereafter	5,226
Total estimated amortization of finite-lived intangible assets	$11,956
(6)    FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The interest rate swap agreement we entered into in connection with our Term Note, as disclosed in “Note (2) Summary of Significant Accounting Policies; (n) Interest Rate Swap Agreement” and “Note (9) Debt,” is measured at fair value

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
on a recurring basis using Level 2 inputs. That interest rate swap matured on October 1, 2026. The contingent consideration liability on our Consolidated Balance Sheet is measured at fair value on a recurring basis using Level 3 inputs.
Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021, and represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to Electric Vehicle (“EV”) or battery customers. We may pay the seller up to an additional CAD $5.0 million in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2.5 million per year in each of the five years. The maximum payment is capped at CAD $5.0 million, which equates to approximately $3.5 million at September 30, 2026. There were no payments due to the seller for the years ended December 31, 2022 or 2023. We paid the contractually due amount for 2024 during the first quarter of 2025 and the contractually due amount for 2025 during the first quarter of 2026. To estimate the fair value of the contingent consideration at the acquisition date, an option-based income approach using a Monte Carlo simulation model was utilized due to the non-linear payout structure. As of the acquisition date, this resulted in an estimated fair value of $1.4 million. This amount was recorded as a contingent consideration liability and included in the purchase price as of the acquisition date. We reassess the estimated fair value of this liability annually using this same approach, or more frequently, if we determine that there have been material changes to the assumptions used in the calculation of the probable payout. During the three months ended June 30, 2026, based on updated forecasts, we reassessed the remaining obligation and reduced the fair value by $0.2 million.
The following fair value hierarchy table presents information about assets and (liabilities) measured at fair value on a recurring basis:

	September 30, 2026
		Fair Value Measurement Using
(in thousands)	Total	Level 1	Level 2	Level 3
Contingent consideration - current	$(112)	—	—	$(112)

	December 31, 2025
		Fair Value Measurement Using
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap	$19	$—	$19	$—
Contingent consideration - current	(258)	—	—	(258)
Contingent consideration - long term	(356)	—	—	(356)
Changes in the fair value of our Level 3 contingent consideration liabilities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$113	$872	$614	$887
Cash payments	—	—	(254)	(34)
Change in estimated fair value	—	(137)	(232)	(165)
Impact of foreign currency translation adjustments	(1)	(20)	(16)	27
Balance at end of period	$112	$715	$112	$715

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(7)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities included the following:

(in thousands)	September 30, 2026	December 31, 2025
Accrued wages and benefits	$5,967	$5,054
Accrued professional fees	1,678	1,446
Accrued sales commissions	1,244	1,057
Accrued warranty	921	1,028
Other current liabilities	1,682	1,417
Total accrued expenses and other current liabilities	$11,492	$10,002
(8)    LEASES
As disclosed in “Note (2) Summary of Significant Accounting Policies; (m) Leases,” we account for our leases in accordance with the guidance in ASC 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2032. Total operating lease and short-term lease costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$665	$660	$2,005	$1,954
Short-term lease cost	—	—	—	6
The following is additional information about our leases as of September 30, 2026:

Range of remaining lease terms (in years)	0.2	to	5.4
Weighted average remaining lease term (in years)		4.5
Weighted average discount rate		6.7%
Maturities of lease liabilities as of September 30, 2026, were as follows:

(in thousands)
2026 (remainder)	$583
2027	2,395
2028	1,761
2029	1,629
2030	1,294
Thereafter	1,336
Total lease payments	$8,998
Less imputed interest	(992)
Total present value of lease liabilities	$8,006

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Cash Flow Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Amortization of ROU assets	$499	$545	$1,576	$1,611
ROU assets obtained in exchange for operating lease obligations	—	135	181	221
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
Credit Facility
On October 15, 2021 (the “Closing Date”), we entered into an Amended and Restated Loan and Security Agreement with M&T Bank (“M&T”) which, was subsequently amended on October 28, 2021, December 30, 2021, September 20, 2022, May 2, 2024, December 18, 2024, and August 5, 2025 (together as amended, the “Loan Agreement”). The Loan Agreement includes a $50.5 million non-revolving delayed draw term note (the “Term Note”) and a $10.0 million revolving credit facility (the “Revolving Facility” and together with the Term Note, the “Credit Facility”). The available funding at September 30, 2026, under the Term Note was $30 million and we have not borrowed any amounts under the $10.0 million Revolving Facility. The Credit Facility has a five-year contract period that began on October 15, 2021, and, as amended, expires on May 2, 2031, and draws under the Term Note, as amended, are permissible until August 28, 2028.
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
On August 5, 2025, we executed the Sixth Amendment to the Loan Agreement, which formally waives the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. The waiver has expired, and at September 30, 2026, we were in compliance with all covenants included in the Loan Agreement.
On October 28, 2021, we drew $12.0 million under the Term Note to finance the acquisition of Videology®. We also entered into an interest rate swap agreement with M&T as of this date which is designed to protect us against fluctuations in interest rates during the five-year repayment and amortization period. That interest rate swap matured on October 1, 2026 which coincides with the date of the final payment on this portion of Term Note. As a result, the annual interest rate we pay for this draw under the Term Note is fixed at approximately 3.2% based on current leverage.
On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate for this draw under the Term Note is variable. At September 30, 2026, it was approximately 6.0% based on current leverage.
As of September 30, 2026, the remainder of our Term Note matures in 2026. On May 4, 2026, we executed the Seventh Amendment to the Loan Agreement, effective as of April 30, 2026, to extend our ability to draw on the Term Note through August 28, 2026. On August 14, 2026, we executed the Eighth Amendment to the Loan Agreement, to extend our ability to draw on the Term Note through August 28, 2028.
Alfamation™ Debt
In connection with the acquisition of Alfamation™, we assumed debt which totaled $11.3 million as of the acquisition date. At September 30, 2026, Alfamation™’s total debt amounted to $4.7 million. This debt is comprised of both fixed and variable rate bank issued term loans as well as $3.2 million of short-term variable rate financing backed by Alfamation™’s accounts receivable. This debt is spread across several different institutions with monthly, quarterly or semi-annual repayment schedules. The short-term variable financing rate at September 30, 2026, was 3.7%. At September 30, 2026, the weighted average interest rate payable on the bank issued term loans was 0.4% for fixed rate debt and 4.7% for variable rate debt and the overall weighted average interest rate for the bank issued term loans was 3.8%.
As of September 30, 2026, the remaining maturities of the Alfamation™ debt are as follows:

(in thousands)
October 1, 2026 through December 31, 2026	$3,462
2027	846
2028	441
Total remaining maturities of our Alfamation™ Debt	$4,749
(10)    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See “Note (17) Segment and Geographic Area Information” for information about revenue by operating segment and geographic region.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Revenue by customer type:
End user	$31,082	$21,644	$90,786	$67,272
OEM/Integrator	3,987	4,592	13,482	13,731
	$35,069	$26,236	$104,268	$81,003

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2026		2025	2026	2025
Revenue by product type:
Thermal test	$7,599		$4,818	$18,729	$14,050
Thermal process	6,703		5,038	17,091	15,866
Semiconductor test	6,018		5,167	16,711	15,827
Video imaging	1,761		1,898	5,956	6,244
Flying probe and in-circuit testers	3,836		1,484	8,187	4,544
Alfamation™ products	4,072		3,385	22,937	12,163
Service/other	5,080		4,446	14,657	12,309
	$35,069	—	$26,236	$104,268	$81,003

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Revenue by market:
Semi	$11,528	$9,842	$31,093	$29,029
Auto/EV	6,669	4,964	27,596	16,785
Defense/Aerospace	7,375	2,313	16,962	8,719
Industrial	5,129	3,658	12,727	10,465
Life Sciences	1,181	1,930	6,755	5,004
Safety/Security	598	927	2,480	2,389
Other	2,589	2,602	6,655	8,612
	$35,069	$26,236	$104,268	$81,003
Major Customers
During the three months ended September 30, 2026, no customer exceeded 10% of our consolidated revenue, however, one customer (“Customer A”) accounted for 14% of our consolidated revenue for the nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, one customer (“Customer B”) exceeded 10% of our consolidated revenue. Customer B accounted for 11% and 12% of our consolidated revenue for the three and nine months ended September 30, 2025, respectively. These revenues in the periods presented were generated by our Electronic Test segment.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Contract Liabilities
As of September 30, 2026, and December 31, 2025, we had total contract liabilities of $4.9 million and $7.4 million, respectively. Our contract liabilities consist of our customer deposits and deferred revenue as well as deferred revenue net of current portion on our Consolidated Balance Sheets. For the three months ended September 30, 2026, the amount recognized as revenue from the contract liabilities balance as of June 30, 2026, was $3.3 million, while for the three months ended September 30, 2025, the amount recognized as revenue from the contract liabilities balance as of June 30, 2025, was $2.2 million. For the nine months ended September 30, 2026, the amount recognized as revenue from the contract liabilities balance as of December 31, 2025, was $5.1 million, while for the nine months ended September 30, 2025, the amount recognized as revenue from the contract liabilities balance as of December 31, 2024, was $3.6 million.
Allowance for Credit Losses
Activity related to our allowance for credit losses was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$338	$464	$375	$423
Credit loss expense, net of (release) of unused allowance	—	2	(20)	48
Write-offs	—	(67)	(12)	(79)
Foreign currency translation impact	—	(4)	(5)	3
Ending balance	$338	$395	$338	$395
(11)    EARNINGS (LOSS) PER SHARE
The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Weighted average common shares outstanding - basic	12,477,978	12,208,586	12,348,882	12,201,087
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	133,590	—	189,496	—
Weighted average common shares and common share equivalents outstanding - diluted	12,611,568	12,208,586	12,538,378	12,201,087
Average number of potentially dilutive securities excluded from calculation because their effect was anti-dilutive during the period	587,988	928,820	553,669	822,870
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(13)    STOCK-BASED COMPENSATION PLAN
As of September 30, 2026, we had unvested stock options, restricted stock awards, performance-based restricted stock awards and restricted stock units granted under our stock-based compensation plans. Certain of our awards contain vesting terms based on market conditions. On June 21, 2023, our stockholders approved the InTest Corporation 2023 Stock Incentive Plan (the “2023 Plan”) which replaced the Fourth Amended and Restated 2014 Stock Plan (the “2014 Plan”). No further awards can be granted under the 2014 Plan. On June 17, 2026, our stockholders approved Amendment No.1 to the InTest Corporation 2023 Stock Incentive Plan (the “2023 Plan as amended”).
The maximum number of shares of common stock available for grant and issuance under the 2023 Plan as amended is (a) 350,000, plus (b) the number of shares of common stock available for issuance under the 2014 Plan on the date the 2023 Plan was approved by stockholders, plus (c) any shares of common stock that are subject to awards granted under the 2014 Plan that expire, are forfeited or canceled or terminate for any other reason on or after the date the 2023 Plan was approved by stockholders, without the issuance of shares plus (d) the 1,000,000 shares authorized via Amendment No.1. The number of shares available to be issued under the 2023 Plan as of the date of its approval was 1,117,942. At September 30, 2026, as a result of current year’s activity with regard to performance-based restricted stock awards (grants and forfeitures), and stock option awards with vesting terms based on market conditions, we had 26,287 shares reserved in aggregate for performance in excess of target as of September 30, 2026. As of September 30, 2026, the remaining authorization for issue under the 2023 Plan was 1,079,623.
The following table summarizes the compensation expense we recorded related to unvested stock-based awards:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenues	$25	$37	$38	$120
Selling expense	27	19	73	51
Engineering and product development expense	24	10	61	9
General and administrative expense	681	288	1,719	1,032
Total stock-based compensation expense	$757	$354	$1,891	$1,212
As of September 30, 2026, total compensation expense to be recognized in future periods was $4.8 million. The weighted average period over which this expense is expected to be recognized was 2.5 years. There was no compensation expense capitalized in the three and nine months ended September 30, 2026 or 2025.
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the activity related to stock options without market conditions:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2026	876,925	$9.85
Granted	162,021	14.47
Exercised	(335,509)	10.33
Forfeited	(106,906)	10.78
Options outstanding, September 30, 2026	596,531	$10.67	7.6	$1,298
Exercisable	218,537	$10.20	5.9	$547
Expected to vest	378,968	$10.94	8.6	$751
The table below summarizes certain additional information with respect to our options without market conditions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per option amounts)	2026	2025	2026	2025
Weighted average grant date fair value per option	$—	$—	$8.56	$4.61
Aggregate intrinsic value of options exercised	$10	$—	$2,218	$22
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
The vesting terms based on the 20-Day VWAP is a market condition. At grant date, we estimated the total grant-date fair value of these options that vest based on market conditions to be $1.5 million which will be recognized over the three-year service period. The Monte Carlo simulation model used the following estimates to determine this fair value at the grant date: expected volatility of 58%, a risk-free rate of return of 4.1%, an expected term of 6.5 years and an expected dividend yield of 0%. As of September 30, 2026, no forfeitures have been assumed for these Performance Options.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Restricted Stock Awards
The following table summarizes the activity related to unvested restricted stock awards:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2026	149,288	$9.67
Granted	92,264	15.11
Vested	(116,036)	11.14
Forfeited	(52,994)	11.45
Unvested shares outstanding, September 30, 2026	72,522	$13.20
Additional information about our restricted stock awards is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Aggregate market value of RSA’s vested	$466	$—	$1,717	$344
Performance-Based Restricted Stock Awards
On March 16, 2026, our former CEO, CFO and the then current Division Presidents of our three operating segments received PSAs which vest based on market conditions, totaling 26,264 shares valued at $0.3 million as of the date of grant. The Monte Carlo simulation model used the following estimates to determine this fair value at the grant date: expected volatility of 55%, a risk-free rate of return of 3.7% and an expected term of 2.8 years. These PSAs vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of PSAs awarded on March 16, 2026. The final vesting percentage will be based on the achievement of certain performance metrics related to the enterprise value as of December 31, 2028, as determined by the Compensation Committee of our Board of Directors. On March 31, 2026, our former CEO separated from the Company. At September 30, 2026, 12,442 PSAs remain outstanding for the remaining four participants.
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
On March 17, 2025, our former CEO, CFO and the then current Division Presidents of our three operating segments received PSAs totaling 49,098 shares valued at $0.4 million as of the date of grant. These PSAs vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 17, 2025. These awards do not contain market conditions. The final vesting percentage will be based on the achievement of certain performance metrics related to the percentage of revenue received by us generated by recurring revenue streams for the year ended December 31, 2027, as determined by the Compensation Committee of our Board of Directors. At September 30, 2026, 18,951 PSAs remain outstanding for the remaining three participants and we have estimated that these PSAs will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.
On March 6, 2024, our former CEO, CFO and the then current Division Presidents of our three operating segments received PSAs totaling 33,539 shares valued at $0.4 million as of the date of grant. These PSAs vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
on March 6, 2024. These awards do not contain market conditions. The final vesting percentage will be based on the achievement of certain performance metrics related to adjusted EBITDA for the year ended December 31, 2026, as determined by the Compensation Committee of our Board of Directors. At September 30, 2026, 12,945 PSAs remain outstanding and this probability estimate remains at 0% for the remaining three participants based on our current projections for the performance metrics for the relevant measurement period. The adjustment for this award was recorded in general and administrative expense in our Consolidated Statements of Operations.
On January 16, 2024, the newly appointed president of our Process Technologies segment received PSAs totaling 8,231 shares valued at $0.1 million as of the date of grant. These PSAs vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on January 16, 2024. This award does not contain market conditions. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for the year ending December 31, 2026. At September 30, 2026, the probability estimate remains at 0% based on our current projections for the performance metrics for the relevant measurement period. The adjustment for this award was recorded in general and administrative expense in our Consolidated Statements of Operations.
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
The following table summarizes the activity related to unvested PSAs:

Performance-based Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2026	100,224	$10.58
Granted	26,264	12.65
Vested	—	—
Forfeited	(73,919)	11.72
Unvested shares outstanding, September 30, 2026	52,569	$10.91
There were no PSAs that vested in 2026 or 2025.
Restricted Stock Units
We began issuing restricted stock units to certain employees in 2025. The following table summarizes the activity related to unvested restricted stock units:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested units outstanding, January 1, 2026	59,174	$7.96
Granted	32,020	14.47
Vested	(16,306)	8.14
Forfeited	(4,382)	9.23
Unvested units outstanding, September 30, 2026	70,506	$10.80

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
The activity in our ESPP was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands except shares)	2026	2025	2026	2025
Shares purchased	4,002	4,472	8,941	14,438
Total cost of shares	$41	$30	$106	$90
Total discount - compensation expense	$6	$6	$18	$17
The per share prices related to the ESPP purchases were as follows:

	Closing Market Price	Purchase Price
September 30, 2026	$11.83	$10.06
June 30, 2026	18.17	15.44
March 31, 2026	13.65	11.60
September 30, 2025	7.81	6.64
June 30, 2025	7.28	6.19
March 31, 2025	6.99	5.94
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

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As a result of this action, we incurred severance, payroll tax and payroll related, professional fees and other costs through September 30, 2026 in our Corporate & Other segment. We do not expect to incur additional costs for the remainder of 2026 or thereafter related to this action.
Environmental Transition
On June 11, 2025, we transitioned leadership of our Environmental Technologies segment (the “Environmental Transition”), appointing a new President. We incurred severance, payroll related and corporate legal costs for the outgoing President related to the Environment Transition. As of December 31, 2025, this action was completed.
Videology Consolidation
On February 25, 2025, we notified employees of our wholly-owned subsidiary, Videology Imaging Corporation, of our intention to consolidate all operations in the Netherlands into our facility located in Mansfield, Massachusetts (the “Videology Consolidation”). Videology® is included in our Process Technologies segment. This plan resulted in the closure of the Netherlands facility and the termination of certain employees at that location. The Videology Consolidation of the Netherlands operations was undertaken to increase efficiencies and lower operating costs associated with the current operation of Videology® and was substantially completed by the end of 2025, at which point we vacated the Netherlands facility. While we have substantially completed the Videology Consolidation, as of September 30, 2026, we expect to incur facility costs on the remaining operating lease until the earlier of lease termination or expiry of approximately $0.2 million.
We have recognized restructuring expenses related to these actions as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
CEO Transition
Severance	$—	$—	$428	$—
Payroll taxes and payroll related	—	—	39	—
Professional fees	—	—	249	—
Other	—	—	13	—
Total CEO Transition restructuring charges	$—	$—	$729	$—

Videology Consolidation:
Severance	$—	$(6)	$—	$231
Retention	—	54	—	133
Payroll taxes and payroll related	—	11	—	74
Other	44	38	89	56
Total Process Technologies restructuring charges	$44	$97	$89	$494
Corporate portion of action charges	7	12	7	64
Total Videology Consolidation restructuring charges	$51	$109	$96	$558

Environmental Transition:
Severance	$—	$—	$—	$70
Payroll taxes and payroll related	—	—	—	6
Total Environmental Technologies restructuring charges	—	—	—	76
Corporate portion of action charges	—	7	—	11
Total Environmental Transition restructuring charges	$—	$7	$—	$87

Total consolidated restructuring charges	$51	$116	$825	$645

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our restructuring accrual is included as a component of accrued expenses and other current liabilities:

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
Beginning balance	$198	$—
Charges	825	645
Cash payments	(723)	(252)
Impact of foreign currency translation adjustments	1	(9)
Ending balance	$301	$384
(16)    EMPLOYEE BENEFIT PLANS
The InTest Corporation Incentive Savings Plan is a defined contribution 401(k) plan for our employees who work in the U.S. (the “InTest Savings Plan”). As of September 30, 2026, all permanent employees of Acculogic Ltd, Ambrell®, InTest Corporation, InTest EMS LLC, Temptronic Corporation and Videology®, who are at least 18 years of age, are eligible to participate in the InTest Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5 thousand. Employer contributions vest ratably over four years. Matching contributions are discretionary.
We recorded expense for matching contributions as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Discretionary employer matching contributions	$102	$102	$660	$666
Employees of Alfamation™ in Italy are entitled to Trattamento di Fine Rapporto (“TFR”), commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The expense is recognized as a component of payroll-related costs in our Consolidated Statements of Operations and the required accrual is included in other liabilities on our Consolidated Balance Sheets. At September 30, 2026, the amount recorded in other liabilities for TFR was $1.4 million.

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(17)    SEGMENT AND GEOGRAPHIC AREA INFORMATION
The following tables present our results of operations by reportable segment as reconciled to consolidated net earnings (loss) before income tax expense (benefit):

	Three Months Ended September 30, 2026
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$16,886	$10,024	$8,159	$—	$35,069
Cost of revenue	8,250	5,911	4,187	—	18,348
Other divisional costs	5,218	2,339	3,008	—	10,565
Division operating income (loss)	3,418	1,774	964	—	6,156
Acquired intangible amortization				548	548
Restructuring costs				51	51
Corporate expenses				2,830	2,830
Operating income (loss)	3,418	1,774	964	(3,429)	2,727
Interest expense				(116)	(116)
Other income				55	55
Earnings (loss) before income tax expense	$3,418	$1,774	$964	$(3,490)	$2,666

Supplemental Disclosures:
Depreciation	$178	$71	$61	$85	$395
Stock-based compensation	126	35	52	544	757
Capital expenditures	92	68	138	65	363
Total assets	$77,392	$21,304	$46,344	$5,380	$150,420

	Three Months Ended September 30, 2025
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$12,099	$7,490	$6,647	$—	$26,236
Cost of revenue	6,498	4,566	4,180	—	15,244
Other divisional costs	4,455	2,144	2,565	—	9,164
Division operating income	1,146	780	(98)	—	1,828
Acquired intangible amortization				841	841
Restructuring costs				116	116
Corporate expenses				2,064	2,064
Operating (loss) income	1,146	780	(98)	(3,021)	(1,193)
Interest expense				(95)	(95)
Other income				61	61
(Loss) earnings before income tax (benefit) expense	$1,146	$780	$(98)	$(3,055)	$(1,227)

Supplemental Disclosures:
Depreciation	$157	$57	$59	$44	$317
Stock-based compensation	99	41	(1)	215	354
Capital expenditures	198	62	24	123	407
Total assets	$75,397	$21,710	$49,311	$1,859	$148,277

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended September 30, 2026
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$55,631	$24,194	$24,443	$—	$104,268
Cost of revenue	30,392	14,832	13,367	—	58,591
Other divisional costs	15,993	6,937	9,038	—	31,968
Division operating income	9,246	2,425	2,038	—	13,709
Acquired intangible amortization				2,025	2,025
Restructuring costs				825	825
Corporate expenses				7,565	7,565
Operating income (loss)	9,246	2,425	2,038	(10,415)	3,294
Interest expense				(259)	(259)
Other income				107	107
Earnings (loss) before income tax expense	$9,246	$2,425	$2,038	$(10,567)	$3,142

Supplemental Disclosures:
Depreciation	$536	$204	$168	$248	$1,156
Stock-based compensation	359	125	105	1,302	1,891
Capital expenditures	640	385	270	117	1,412
Total assets	$77,392	$21,304	$46,344	$5,380	$150,420

	Nine Months Ended September 30, 2025
(in thousands)	Electronic Test	Environmental Technologies	Process Technologies	Corporate & Other	Consolidated
Revenue	$39,091	$20,973	$20,939	$—	$81,003
Cost of revenue	21,229	13,263	12,490	—	46,982
Other divisional costs	14,475	6,574	7,941	—	28,990
Division operating income	3,387	1,136	508	—	5,031
Acquired intangible amortization				2,504	2,504
Restructuring costs				645	645
Corporate expenses				6,883	6,883
Operating (loss) income	3,387	1,136	508	(10,032)	(5,001)
Interest expense				(366)	(366)
Other income				768	768
(Loss) earnings before income tax (benefit) expense	$3,387	$1,136	$508	$(9,630)	$(4,599)

Supplemental Disclosures:
Depreciation	$463	$184	$182	$118	$947
Stock-based compensation	239	90	119	764	1,212
Capital expenditures	395	168	39	496	1,098
Total assets	$75,397	$21,710	$49,311	$1,859	$148,277

InTest CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables provide information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Revenue:
U.S.	$17,768	$12,357	$46,188	$37,395
Foreign	17,301	13,879	58,080	43,608
	$35,069	$26,236	$104,268	$81,003

(in thousands)	September 30, 2026	December 31, 2025
Property and equipment:
U.S.	$2,294	$2,250
Foreign	2,564	2,528
	$4,858	$4,778
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

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risk Factors and Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q for the period ended September 30, 2026 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, projections of revenue, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, that are based on management’s current expectations and estimates. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believe,” “continue,” “expect,” “may,” “could,” “will,” “plans,” “projection,” “depending,” “seeking,” “anticipates,” “goal,” “objective,” “target,” “estimates,” “future,” “strategy,” “intended,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current expectations and estimates. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:
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
•our ability to effectively remediate the material weakness in our internal control over financial reporting that we have identified or our failure to develop and maintain a proper and effective system of disclosure controls and internal control over financial reporting;
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
In connection with the preparation of our previously issued consolidated financial statements for the three and six months ended June 30, 2026, we identified errors in our previously issued financial statements for the three months ended March 31, 2026. We have reflected these corrections in the Consolidated Financial Statements for the three months ended March 31, 2026 in the previously issued Consolidated Financial Statements for the three and six months ended June 30, 2026. We evaluated the impact of the errors and concluded they were not material, individually or in the aggregate, to any previously issued interim or annual consolidated financial statements. We have reflected these corrections in the

Consolidated Financial Statements for the three months ended March 31, 2026 included in this Report. The figures in this MD&A have been similarly revised, where applicable, to reflect the impact of such corrections. Refer to “Note (2) Summary of Significant Accounting Policies; (b) Revision of Previously Issued Interim Financial Statements,” and “Note (18) Revision of Previously Issued Interim Financial Statements,” for additional information.
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
Known Trends
Debt Covenants
As noted in “Part I; Item 1; Financial Statements; Notes to Consolidated Financial Statements; Note (9) Debt,” our Loan Agreement with M&T Bank (“M&T”) contains financial covenants, including a fixed charge coverage ratio of not less than 1.25 to 1.0. The fixed charge coverage ratio is calculated over the trailing twelve months, so the net loss reported in the first, second and third quarters of 2025 impacted our ability to meet this covenant notwithstanding our strong cash position. On August 5, 2025, we executed the Sixth Amendment to the Loan Agreement, which formally waived the fixed charge coverage ratio financial covenant for periods ending June 30, 2025 through and including March 31, 2026. The waiver has expired. On May 4, 2026, we executed the Seventh Amendment to the Loan Agreement, effective as of April 30, 2026, to extend our ability to draw on the Term Note through August 28, 2026. On August 14, 2026, we executed the Eighth Amendment to the Loan Agreement, to extend our ability to draw on the Term Note through August 28, 2028. The waiver has expired and at September 30, 2026 we had total debt of $0.8 million with M&T and were in compliance with all covenants included in the Loan Agreement.
Tariffs
We continue to monitor recent macroeconomic factors, including but not limited to changes in global trade policy, tariffs and related reciprocal or retaliatory trade actions announced by the U.S., China and other countries. The degree to which changes in global trade policy, tariffs and other related actions will impact our business, financial condition and results of operations depends on future developments, which are uncertain. Changes in global trade policies, tariffs and other related actions may negatively impact demand, pricing and cost for our products and technologies, contribute to the inherent uncertainties in estimating future customer demand and increase our material costs, any of which could negatively impact our results of operations and cash flows.
Global Supply Chain Constraints
In early October 2023, Hamas attacked Israel and Israel formally declared war in response to the attack. Although a cease-fire was declared in October 2025, hostilities continue. On February 28, 2026, the U.S. and Israel launched a coordinated military operation against Iran, and Iran has responded with attacks affecting certain Persian Gulf states as well as Israel. It is unclear when these continuing conflicts will end and these conflicts are likely to cause regional instability that could materially adversely affect global trade, regional economies and the global economy, which could materially adversely affect our financial condition and results of operations. Ambrell® has a sole source supplier of capacitors used in certain of our induction heating products that is located in Israel. This supplier is the sole source supplier of capacitors for numerous induction companies, and currently there are no viable alternatives available. We have been in frequent contact with our supplier since the conflicts with Hamas and in Iran began and have been advised that their operations are currently uninterrupted. We maintain a two-to-three month safety stock on these items. As of September 30, 2026, our supplier has indicated that they have large stock available at more than one facility in Israel, so they believe they have redundancies in place that will help ensure that the supply chain to their customers is uninterrupted. We continue to monitor the situation closely and are staying in close contact with our supplier. However, there can be no assurance that the situation will not worsen which could impact our ability to ship certain of our induction heating products which could have a material impact on our future results of operations.
Acculogic Inc. (“Acculogic”) had historically purchased certain parts from a key sole-source supplier in Belarus, which is bordered by Russia to the east and northeast and Ukraine to the south. As a result of the ongoing war between Russia and Ukraine, in August 2024, the United States, Canada and the European Union added additional sanctions on Belarus, which included adding this supplier to a list of prohibited entities. We have not received materials from this supplier since the issuance of Executive Order 14038.
During the first half of 2025 we qualified a new supplier for these materials. Our first system incorporating these new materials shipped to one of our customers at the end of the second quarter 2025.
Currently, we have an open application with the U.S. Department of Treasury’s Office of Foreign Asset Control (“OFAC”) for a license to allow us to purchase a limited amount of materials from the Belarus supplier to support repairs and warranty claims for the existing units already in service with our customers. Those specific parts from the new supplier are not compatible with those existing units. There can be no assurance that we will be granted a license by OFAC in a timely manner or at all, or that if granted a license by OFAC that such supplier in Belarus will be willing or able to provide these parts on reasonable commercial terms or at all. As of September 30, 2026, we do not believe that our obligations with regards to existing units containing those Belarus-sourced parts are material.
In addition, while the supply chain and logistics challenges that we encountered throughout 2022 have eased, uncertainty in the global trade environment remains. As a result, we expect that we may continue to experience increased prices, lack of availability and logistics delays from time to time for the foreseeable future. This occurred in the three months ended June 30, 2026, where we had certain material components perform differently than previous units, forcing us to diagnose, re-engineer and rebuild our systems to meet customer specifications, and in another case, a shipment of components arrived 45 days late resulting in a shift of our product delivery date. This did not reoccur during the three months ended September 30, 2026. The actions we have taken and are continuing to take to mitigate these risks include qualifying new vendors as alternate sources in our supply chain, increasing our inventory of raw materials and ordering further in advance of when we expect to need materials than has been our practice in the past. We have also increased the prices that we charge our customers, where appropriate, and continue to work with our customers to find alternate options for the shipment of products where they control aspects of the logistics process. However, the environment in which we operate is dynamic and shifts rapidly at times, and the success of our efforts to mitigate and address the impacts on our business may not be successful. As a result, we could see increases in our costs or reduced revenues which would impact the level of our earnings in future periods.
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
As of September 30, 2026, except for the estimates considered for our awards with market conditions, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in “Part II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies/Estimates” in our 2025 Form 10-K.
Results of Operations
The results of operations for our three operating segments are generally affected by the same factors described in the “Overview” section above. The discussion and analysis that follows, therefore, is presented on a consolidated basis and includes discussion of factors unique to a particular operating segment where significant to an understanding of that segment.
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
Revenue

	Three Months Ended
	September 30,		Change
(in thousands except percentages)	2026	2025	$	%
Electronic Test	$16,886	$12,099	$4,787	39.6%
Environmental Technologies	10,024	7,490	2,534	33.8%
Process Technologies	8,159	6,647	1,512	22.7%
Total revenue	$35,069	$26,236	$8,833	33.7%

The following table sets forth, for the periods indicated, a breakdown of revenue by market:

Revenue	Three Months Ended
					Change				Change
(in thousands except percentages)	September 30, 2026		September 30, 2025		$	%	June 30, 2026		$	%
Semi	$11,528	32.9%	$9,842	37.5%	$1,686	17.1%	$9,058	25.7%	$2,470	27.3%
Auto/EV	6,669	19.0%	4,964	18.9%	1,705	34.3%	13,440	38.1%	(6,771)	(50.4)%
Defense/Aerospace	7,375	21.0%	2,313	8.8%	5,062	218.8%	3,765	10.7%	3,610	95.9%
Industrial	5,129	14.6%	3,658	13.9%	1,471	40.2%	4,356	12.3%	773	17.7%
Life Sciences	1,181	3.4%	1,930	7.4%	(749)	(38.8)%	2,002	5.7%	(821)	(41.0)%
Safety/Security	598	1.7%	927	3.5%	(329)	(35.5)%	770	2.2%	(172)	(22.3)%
Other	2,589	7.4%	2,602	9.9%	(13)	(0.5)%	1,922	5.4%	667	34.7%
	$35,069	100.0%	$26,236	100.0%	$8,833	33.7%	$35,313	100.0%	$(244)	(0.7)%
*     Percentages may not add up due to rounding
Compared with the prior-year period, revenue for the third quarter increased due primarily to strength in Defense/Aerospace, Auto/EV, and Industrial offset partially by softness in Life Sciences. Sequentially, revenue decreased slightly compared to the trailing second quarter, with decrease in Auto/EV and Life Sciences offset partially by increased revenue in Defense/Aerospace and Semi.
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

The following table sets forth, for the periods indicated, a breakdown of the orders received by market:

Orders	Three Months Ended
					Change				Change
(in thousands except percentages)	September 30, 2026		September 30, 2025		$	%	June 30, 2026		$	%
Semi	$25,117	50.8%	$8,031	21.3%	$17,086	212.8%	$11,955	41.4%	$13,162	110.1%
Auto/EV	9,363	18.9%	14,580	38.7%	(5,217)	(35.8%)	3,549	12.3%	5,814	163.8%
Defense/Aerospace	6,063	12.3%	6,403	17.0%	(340)	(5.3%)	4,237	14.7%	1,826	43.1%
Industrial	5,050	10.2%	4,670	12.4%	380	8.1%	4,630	16.0%	420	9.1%
Life Sciences	708	1.4%	1,450	3.9%	(742)	(51.2%)	1,512	5.2%	(804)	(53.2%)
Safety/Security	932	1.9%	267	0.7%	665	249.1%	333	1.2%	599	179.9%
Other	2,199	4.4%	2,241	6.0%	(42)	(1.9%)	2,655	9.2%	(456)	(17.2%)
	$49,432	100.0%	$37,642	100.0%	$11,790	31.3%	$28,871	100.0%	$20,561	71.2%
*     Percentages may not add up due to rounding
Compared with the prior-year period, orders for the third quarter increased primarily in Semi and Safety/Security, partially offset by declines primarily in Auto/EV and Life Sciences. Sequentially, orders increased primarily in Semi, Auto/EV and Defense/Aerospace, partially offset primarily by decreases in Life Sciences.
At September 30, 2026, our backlog of unfilled orders for all products was $59.7 million compared to $49.3 million at September 30, 2025, and $53.9 million at December 31, 2025. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in the next twelve months. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.
Gross Margin

	Three Months Ended
	September 30,		Change
(in thousands except percentages)	2026	2025	$	%
Gross profit	$16,721	$10,992	$5,729	52.1%
Gross margin	47.7%	41.9%
Gross margin increased 580 basis points in the three months ended September 30, 2026, compared to the same prior year period due to increased volumes and favorable changes in product mix.
Selling Expense

	Three Months Ended
	September 30,		Change
(in thousands except percentages)	2026	2025	$	%
Selling expense	$4,485	$3,765	$720	19.1%
Percentage of revenue	12.8%	14.4%
Selling expense for the three months ended September 30, 2026, increased compared to the prior year period due to payroll related merit increases and increased commissions on higher sales volumes.

Engineering and Product Development Expense

	Three Months Ended
	September 30,		Change
(in thousands except percentages)	2026	2025	$	%
Engineering and product development expense	$2,541	$2,335	$206	8.8%
Percentage of revenue	7.2%	8.9%
Engineering and product development expense for the three months ended September 30, 2026, increased compared to the prior year period due primarily to payroll related merit increases as well as increased outside service costs.
General and Administrative Expense

	Three Months Ended
	September 30,		Change
(in thousands except percentages)	2026	2025	$	%
General and administrative expense	$6,369	$5,128	$1,241	24.2%
Percentage of revenue	18.2%	19.5%
General and administrative expense for the three months ended September 30, 2026, increased compared to the prior year period due primarily to increases in payroll related merit increases and increased stock based compensation costs.
Amortization of Acquired Intangible Assets

	Three Months Ended
	September 30,		Change
(in thousands except percentages)	2026	2025	$	%
Amortization of acquired intangible assets	$548	$841	$(293)	(34.8)%
Percentage of revenue	1.6%	3.2%
Amortization of acquired intangible assets for the three months ended September 30, 2026, decreased compared to the prior year period due to the declining pattern of benefit for the assets and the May 2026 completion of amortization of intangible assets from the Ambrell® acquisition, offset partially by the impact of changes in foreign exchange rates.
Restructuring Costs

	Three Months Ended
	September 30,		Change
(in thousands except percentages)	2026	2025	$	%
Restructuring costs	$51	$116	$(65)	(56.0)%
Percentage of revenue	0.1%	0.4%
Restructuring costs for the three months ended September 30, 2026, are the residual facility related costs from the Videology Consolidation of the Netherlands operations into our US operations in Mansfield, MA. The restructuring costs for the three months ended September 30, 2025 represent severance and retention accruals along with the payroll-related costs recognized for the Videology Consolidation. See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note (15) Restructuring” for further details.

Income Tax Expense (Benefit)

	Three Months Ended
	September 30,		Change
(in thousands except percentages)	2026	2025	$	%
Income tax expense (benefit)	$810	$(289)	$1,099	(380.3)%
Effective tax rate	30.4%	23.6%
On a quarterly basis, we record income tax expense or (benefit) based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to the unusually large number of stock option exercises during the three months ended June 30, 2026, we recognized a discrete tax benefit in the period related to the difference between the book and tax expense on those exercises, resulting in a net tax benefit for those quarter and year to date periods. During the three months ended September 30, 2026 we did not have a similar option exercise experience and we recorded income tax expense based on our expected annualized effective tax rate. There were no other unusual tax adjustments recorded in either period.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Revenue

	Nine Months Ended
	September 30,		Change
(in thousands except percentages)	2026	2025	$	%
Electronic Test	$55,631	$39,091	$16,540	42.3%
Environmental Technologies	24,194	20,973	3,221	15.4%
Process Technologies	24,443	20,939	3,504	16.7%
Total revenue	$104,268	$81,003	$23,265	28.7%
The following table sets forth, for the periods indicated, a breakdown of revenue by market:

Revenue	Nine Months Ended
					Change
(in thousands except percentages)	September 30, 2026		September 30, 2025		$	%
Semi	$31,093	29.8%	$29,029	35.8%	$2,064	7.1%
Auto/EV	27,596	26.5%	16,785	20.7%	10,811	64.4%
Defense/Aerospace	16,962	16.3%	8,719	10.8%	8,243	94.5%
Industrial	12,727	12.2%	10,465	12.9%	2,262	21.6%
Life Sciences	6,755	6.5%	5,004	6.2%	1,751	35.0%
Safety/Security	2,480	2.4%	2,389	2.9%	91	3.8%
Other	6,655	6.4%	8,612	10.6%	(1,957)	(22.7)%
	$104,268	100.0%	$81,003	100.0%	$23,265	28.7%
*     Percentages may not add up due to rounding
Compared with the prior-year period, revenue for the nine months ended September 30, 2026 increased due primarily to growth in Auto/EV, Defense/Aerospace, Industrial, Semi and Life Sciences, partially offset by a decrease in Other.

Orders
The following table sets forth, for the periods indicated, a breakdown of the orders received by market:

Orders	Nine Months Ended
					Change
(in thousands except percentages)	September 30, 2026		September 30, 2025		$	%
Semi	$44,749	40.6%	$24,963	27.5%	$19,786	79.3%
Auto/EV	23,656	21.5%	26,707	29.4%	(3,051)	(11.4%)
Defense/Aerospace	16,218	14.7%	10,985	12.1%	5,233	47.6%
Industrial	13,803	12.5%	13,901	15.3%	(98)	(0.7%)
Life Sciences	3,807	3.5%	5,545	6.1%	(1,738)	(31.3%)
Safety/Security	1,525	1.4%	2,115	2.3%	(590)	(27.9%)
Other	6,330	5.7%	6,534	7.2%	(204)	(3.1%)
	$110,088	100.0%	$90,750	100.0%	$19,338	21.3%
*     Percentages may not add up due to rounding
Compared with the prior-year period, orders for the nine months ended September 30, 2026 increased primarily in Semi and Defense/Aerospace and partially offset primarily by the declines in Auto/EV and Life Sciences.
Gross Margin

	Nine Months Ended
	September 30,		Change
(in thousands except percentages)	2026	2025	$	%
Gross profit	$45,677	$34,021	$11,656	34.3%
Gross margin	43.8%	42.0%
Gross margin increased 180 basis points in the nine months ended September 30, 2026, compared to the same prior year period due to increased volumes and favorable changes in product mix.
Selling Expense

	Nine Months Ended
	September 30,		Change
(in thousands except percentages)	2026	2025	$	%
Selling expense	$13,202	$12,141	$1,061	8.7%
Percentage of revenue	12.7%	15.0%
Selling expense for the nine months ended September 30, 2026, increased compared to the prior year period due primarily to increases in commissions and payroll related merit increases offset partially by a decline in warranty expense.

Engineering and Product Development Expense

	Nine Months Ended
	September 30,		Change
(in thousands except percentages)	2026	2025	$	%
Engineering and product development expense	$7,630	$7,028	$602	8.6%
Percentage of revenue	7.3%	8.7%
Engineering and product development expense for the nine months ended September 30, 2026, increased compared to the prior year period due primarily to an increase in payroll related merit increases and increased outside service costs.
General and Administrative Expense

	Nine Months Ended
	September 30,		Change
(in thousands except percentages)	2026	2025	$	%
General and administrative expense	$18,701	$16,704	$1,997	12.0%
Percentage of revenue	17.9%	20.6%
General and administrative expense for the nine months ended September 30, 2026, increased compared to the prior year period due primarily to increases in payroll related merit increases, increased bonus expense and increased stock based compensation costs as a result of the June 17, 2026 equity modification for awards granted to independent directors in March 2026, offset partially by a decrease resulting from the change in fair value of the contingent consideration and decreases in legal and other professional service fees.
Amortization of Acquired Intangible Assets

	Nine Months Ended
	September 30,		Change
(in thousands except percentages)	2026	2025	$	%
Amortization of acquired intangible assets	$2,025	$2,504	$(479)	(19.1)%
Percentage of revenue	1.9%	3.1%
Amortization of acquired intangible assets for the nine months ended September 30, 2026, decreased compared to the prior year period due to the declining pattern of benefit for the assets and the May 2026 completion of amortization of intangible assets from the Ambrell® acquisition, offset partially by the impact of changes in foreign exchange rates.
Restructuring Costs

	Nine Months Ended
	September 30,		Change
(in thousands except percentages)	2026	2025	$	%
Restructuring costs	$825	$645	$180	27.9%
Percentage of revenue	0.8%	0.8%
Restructuring costs for the nine months ended September 30, 2026, are primarily the costs associated with our March 31, 2026 CEO transition. The costs for the nine months ended September 30, 2025 represent severance and retention accruals along with the payroll-related costs recognized for the Videology Consolidation as well as costs related to the leadership transition in our Environmental Technologies division. See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note (15) Restructuring” for further details.

Income Tax Expense (Benefit)

	Nine Months Ended
	September 30,		Change
(in thousands except percentages)	2026	2025	$	%
Income tax expense (benefit)	$629	$(829)	$1,458	(175.9)%
Effective tax rate	20.0%	18.0%
On a quarterly basis, we record income tax expense or (benefit) based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to the unusually large number of stock option exercises during the three months ended June 30, 2026, we recognized a discrete tax benefit in the period related to the difference between the book and tax expense on those exercises, resulting in a net tax benefit for those quarter and year to date periods. During the three months ended September 30, 2026 we did not have a similar option exercise experience and we recorded income tax expense based on our expected annualized effective tax rate. There were no other unusual tax adjustments recorded in either period.
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
Credit Facility
As discussed in “Note (9) Debt” to our Consolidated Financial Statements in this Report, on October 15, 2021, we entered into an Amended and Restated Loan and Security Agreement with M&T which, was subsequently amended on October 28, 2021, December 30, 2021, September 20, 2022, May 2, 2024, December 18, 2024 and August 5, 2025 (as amended, the “Loan Agreement”). The Loan Agreement includes a $50.5 million non-revolving delayed draw term note (the “Term Note”) and a $10.0 million revolving credit facility (the “Revolving Facility” and together with the Term Note, the “Credit Facility”). The Credit Facility has a five-year contract period that began on October 15, 2021, and, as amended, expires on May 2, 2031, and draws under the Term Note, as amended, are permissible until August 28, 2028.
At September 30, 2026, we have not borrowed any amounts under the $10.0 million Revolving Facility. Our borrowings under the Term Note are discussed below and our available drawing capacity under the Term Note at September 30, 2026, was $30.0 million. The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Loan Agreement are secured by liens on substantially all of our tangible and intangible assets.
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

On August 14, 2026, we executed the Eighth Amendment to the Loan Agreement, to extend our ability to draw on the Term Note through August 28, 2028.
The waiver has expired and at September 30, 2026, we were in compliance with all covenants included in the Loan Agreement.
On October 28, 2021, we drew $12 million under the Term Note to finance the acquisition of Videology®. We also entered into an interest rate swap agreement with M&T as of this date which is designed to protect us against fluctuations in interest rates during the five-year repayment and amortization period. That interest rate swap matured on October 1, 2026 which coincides with the date of the final payment on this portion of Term Note. As a result, the annual interest rate we expect to pay for this draw under the Term Note is fixed at approximately 3.2% based on current leverage.
On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At September 30, 2026, it was 6.0% based on current leverage.
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
At September 30, 2026, Alfamation™’s debt was $4.7 million, including $3.2 million that is backed by Alfamation™’s accounts receivable. The reduction since the acquisition date represents repayments of short-term instruments and principal payments on long-term debt, net of new borrowings that are backed by Alfamation™’s accounts receivable. The short-term variable financing rate at September 30, 2026, was 3.7%. At September 30, 2026, the weighted average interest rate payable on the bank issued term loans was 0.4% for fixed rate debt and 4.7% for variable rate debt and the overall weighted average interest rate for the bank issued term loans was 3.8%.
Total interest expense for the nine months ended September 30, 2026 and 2025, related to our various debt arrangements was $0.3 million and $0.4 million, respectively.
Liquidity
Our cash, cash equivalents, restricted cash and working capital were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$20,874	$14,216
Restricted cash	—	3,842
Working capital	$51,261	$42,883
As of September 30, 2026, $9.6 million, or 46%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our Revolving Facility is discussed above in “Credit Facility” and in “Note (9) Debt” to our Consolidated Financial Statements in this Report.
Our material short-term cash requirements include payments due under our various lease agreements, recurring payroll and benefits obligations to our employees, purchase commitments for materials that we use in the products we sell and principal and interest payments on our debt. We estimate that our short-term working capital requirements currently range between $8.0 million and $10.0 million. We expect our current cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations to be sufficient to support these additional investments as well as our current short-term cash requirements. As discussed above in “Credit Facility” and in “Note (9) Debt”, on August 5, 2025 we formally pledged a portion of our cash holdings equal to our total outstanding debt with M&T. The waiver has expired and at September 30, 2026, we were in compliance with all covenants included in the Loan Agreement. On August 14, 2026, we executed the Eighth Amendment to the Loan Agreement, to extend our ability to draw on the Term Note through August 28, 2028.
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
Cash Flows
Operating Activities: Net cash provided by operating activities for the nine months ended September 30, 2026, was $2.7 million, a decrease of $5.6 million compared to the prior year period. The decrease was driven primarily by the changes in accounts receivable, driven by increased revenue outpacing the rate of collections period-over-period, along with the change in customer deposits and deferred revenue, accounts payable, offset partially by the increase in net earnings and the change in inventory from the comparative period.
Investing Activities: Net cash used in investing activities for the nine months ended September 30, 2026, was $1.4 million, an increased usage of $0.3 million compared to the prior year period due to increased capital expenditures.
Financing Activities: Net cash provided by financing activities for the nine months ended September 30, 2026, was $1.7 million, whereas we reported a cash usage in financing activities of $6.8 million for the prior year period. As a result of our stock price increase since January 1, 2026, we saw an increase in stock option exercise activity, which resulted in an increased cash inflow of $3.4 million compared to the prior year period. During the nine months ended September 30, 2026, we reported short term borrowings, net of repayments, of $1.3 million, which is related to the short-term variable financing used at Alfamation™. We did not have any stock repurchases under the March 5, 2025 renewal of the previously expired share repurchase plan in either the current year or prior year periods.
New or Recently Adopted Accounting Standards
See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note (2) Summary of Significant Accounting Policies and (u) Effect of Recently Adopted Amendments to Authoritative Accounting Guidance and (v) Effect of Recently Issued Amendments to Authoritative Accounting Guidance Not Yet Adopted” for information concerning the implementation and impact of recently adopted or new but not yet adopted accounting standards.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the three months ended September 30, 2026, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.
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
Remediation Efforts
Management has implemented the following remediation steps to address the material weakness discussed above 1) a full physical inventory was performed at Alfamation™ at June 30, 2026 and September 30, 2026, to ensure ending balances were reflected completely and accurately, 2) physical inventory counts will be performed quarterly until such time management determines that the inventory reporting process output reports and related controls are designed and operating effectively, 3) to ensure that management review controls operate with sufficient precision, internal forecasts have been reviewed and revised to ensure overhead absorption impacts and margin on projects to be delivered are properly reflected in forward quarter forecasts, 4) testing and validation in a sandbox environment prior to implementation of any significant data modifications or system configuration changes, 5) monthly review of all system changes made by individuals with administrative-level system access, and 6) additional checks have been implemented to ensure that costs for deferred revenue transactions are also properly deferred. Remediation will not be complete until there has been appropriate time for us to conclude through testing that the controls are designed and operating effectively. Management expects to be able to demonstrate operating effectiveness by fiscal year-end.
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
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the third quarter ended September 30, 2026, none of the Company's directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

Item 6.Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Eighth Amendment to Amended and Restated Loan and Security Agreement, dated August 14, 2026, among InTest Corporation, Ambrell Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc., Alfamation US, Inc. and M&T Bank	8-K	001-36117	10.1	August 17, 2026
10.2
Amendment No. 1 to the InTest Corporation 2023 Stock Incentive Plan is incorporated herein by reference from Appendix A to our Definitive Proxy Statement filed April 28, 2026 in connection with the 2026 Annual Meeting of Stockholders
		DEF 14A	001-36117	Appendix A	April 28, 2026
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1+	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Taxonomy Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Filed herewith
+	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InTest Corporation

Date:	November 6, 2026	/s/ Richard Rogoff
Richard Rogoff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2026	/s/ Duncan Gilmour
Duncan Gilmour
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)